Form 10-K
period 1993-12-31
INDEPENDENT INSURANCE GROUP INC
filed 1994-03-31
CIK 319735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.
                                   20549
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993    Commission File No. 0-9649


                     INDEPENDENT INSURANCE GROUP, INC.

          (Exact name of registrant as specified in its charter)

          FLORIDA                              59-2027555

(State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)                 identification number)

One Independent Drive, Jacksonville, Florida   32276

(Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code  904-358-5151

Securities registered pursuant to Section 12(b) of the Act:
                                               Name of Each Exchange
          Title of Each Class                  On Which Registered

                                  NONE

Securities registered pursuant to Section 12(g) of the Act:

                  Nonvoting Common Stock, $1.00 Par Value

                                         (Title of class)

Registrant has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and has been subject to the filing requirements for the past 90 days. YES X NO

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES X    NO

The aggregate market value of 2,200,718 shares of voting stock held by nonaffiliates of the Registrant at February 8, 1994 was $33,010,770 and is based on the closing price of the nonvoting stock on that same date. The voting stock is closely held and there is no public market.

The number of shares outstanding of each of the issuer's classes of common stock, as of the date indicated:

             Class                     Outstanding at February 8, 1994

Voting Common Stock, $1.00 Par Value                  6,100,025

Nonvoting Common Stock, $1.00 Par Value               7,064,475


                    Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the year ended December 31, 1993 are incorporated into Part I and Part II of Form 10-K.




PART I

Item 1.   Description of Business

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, pages 17, 29, 55 and 56.

Insurance Regulation. Like other insurance companies, the Registrant's subsidiaries are subject to regulation and supervision by the Florida Insurance Department, as well as other insurance departments of each jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, reserve requirements and the form and content of required financial statements. As to its investments, each of the Registrant's insurance subsidiaries must meet the standards and tests established by the National Association of Insurance Commissioners (NAIC) and, in particular, the investment laws and regulations of the Florida Insurance Department. The insurance companies are also subject to laws in most states that require solvent insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent insurance companies.

In December, 1991, the NAIC adopted two new reserve requirements (the Asset Valuation Reserve or "AVR" and the Interest Maintenance Reserve or "IMR") to replace the former Mandatory Securities Valuation Reserve or "MSVR." These reserves are generally required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements beginning with the 1992 annual statement, but do not affect financial statements of the Registrant prepared in accordance with generally accepted accounting principles. AVR establishes a statutory reserve for mortgage loans and investments in real estate, as well as for the types of investments (i.e., fixed maturities and common and preferred stock) that have been subject to the MSVR. AVR generally captures all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. IMR captures the net gains that are realized upon the sale of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans) and that result from changes in the overall level of interest rates, and amortizes these net realized gains into income over the remaining life of each investment sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The implementation of the IMR and AVR has not had a material impact on the Registrant's life insurance subsidiary's surplus nor on its ability to pay dividends to the Registrant.

In recent years, the NAIC has approved several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include the implementation of a risk-based capital formula for determining adequate levels of capital and surplus and further restrictions on an insurance company's ability to pay dividends to its shareholders. Florida has adopted the risk-based capital requirements and has recently revised its dividend limitation policy.

Under NAIC's risk-based capital (RBC)initiatives, life insurance companies must calculate and report information under a risk-based capital formula, beginning with their year-end 1993 statutory financial statements. (Property/Casualty companies must implement a different risk-based capital formula in their 1994 year-end statutory filings). This RBC information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies. The NAIC initiatives provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. The life insurance subsidiary's surplus exceeds the authorized control level risk-based capital by approximately $80 million. Holdings in common stock require considerably more risk-based capital similar monies been invested in bonds. However, investment decisions are driven principally by long-term economic considerations and not altered to produce more attractive risk-based capital results. The subsidiary believes that over the long-term, the total return on equities outperforms that on debt security investments.
It sells options against select holdings in the equity portfolio to generate realized investment gains and further enhance current yield and total return. Such net gains totaled $1.8 million in 1993.

Another NAIC Model Act provision limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (i) 10% of the insurer's statutory surplus at the prior year-end, or (ii) the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The NAIC has determined that it will not grant accreditation to any state insurance regulatory authority in a state that has not enacted statutes "substantially similar" to the NAIC Model Act regulating the payment of dividends by insurers. Under current Florida law, without prior approval from the Florida Commissioner of Insurance and conditional that insurers maintain at least 115 percent of required risk-based capital after the payment of dividends, the maximum allowable dividend in 1994 is $16 million.

In accordance with the rules and practices of the NAIC and in accordance with state law, every insurance company is examined generally once each three years by examiners from its state of domicile and from several of the other states where it is licensed to do business. The most recent examinations for all the Registrant's insurance subsidiaries were for the year ending December 31, 1992.

Item 2.    Properties

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, page 17.

Item 3.    Legal Proceedings

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, page 54.

Item 4.    Submission of Matters to a Vote of Security Holders

No reportable events

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, page 18.

The Registrant has been informed that holders of more than 90% of the voting stock of the Registrant have entered into an Agreement (the "No Transfer Agreement") prohibiting the parties thereto from transferring shares of voting stock held by them except under certain circumstances. The excepted transfers include: (i) transfers pursuant to an offer which has been approved or recommended by the Board of Directors of the Registrant, (ii) transfers pursuant to the written consent of holders of a majority of the shares of voting stock subject to the No Transfer Agreement and, (iii) transfers to the Registrant pursuant to the Exchange Agreement referred to in Item 12. The No Transfer Agreement has an initial term ending on November 10, 1996, renewable for two additional five-year terms by vote of the holders of a majority of the voting stock subject thereto prior to the expiration of each successive term.

The restrictions on transfer of voting stock imposed by the No Transfer Agreement are in addition to, and not in lieu of, restrictions on such transfers imposed by the Articles of Incorporation of the Registrant.

Item 6. Selected Financial Data

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, pages 23-24.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, pages 25-33.



Item 8.     Financial Statements and Supplementary Data

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, pages 35-57.

Item 9. Changes in and Disagreements on Accounting and Financial
Disclosure
No reportable events

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors of the Registrant and the year originally elected are:

  Wilford C. Lyon, Jr.*     1980    Kendall G. Bryan*          1982

  Jacob F. Bryan, IV*       1980    Carter B. Bryan            1984

  Boyd E. Lyon, Sr.*        1980    William G. Howard          1993

  G. Howard Bryan           1980    George M. Baldwin          1980

  Patricia H. Doane         1992    Lucy B. Gooding            1980

  Michael C. Lyon           1991

*Executive officer of the Registrant

The annual terms of all directors will expire April 13, 1994. Carter B. Bryan, age 49, is employed by the Registrant's subsidiary as a territorial manager. G. Howard Bryan and Patrica H. Doane, ages 79 and
58, respectively, are retired vice presidents of the Registrant's principal subsidiary and are not otherwise employed. George M. Baldwin, and Lucy B. Gooding, ages 78 and 91, respectively, are not otherwise employed. Michael C. Lyon and William G. Howard are 43 and 42, and are vice presidents of the principal subsidiary of the Registrant. See below for information regarding the positions and offices of directors who are executive officers of the Registrant and for family relationships between such directors and officers.

The names, ages and positions of the executive officers of the Registrant as of February 8, 1994, are listed below. The principal business experience during the past five years for each person listed has been as an officer of the Registrant.

       Name          Age  Position and Business Experience

Wilford C. Lyon,Jr.  58   Chairman of the Board of Directors and Chief
                          Executive Officer - 1984

Jacob F. Bryan, IV   50   President - 1984

Boyd E. Lyon, Sr.    54   Vice President, Treasurer and Chief
                          Financial Officer - 1984

Kendall G. Bryan     47   Vice President and Chief Operating
                          Officer - 1984

Guy Marvin III       53   Assistant Secretary and General
                          Counsel - 1980

David A. Skup        41   Vice President and Internal Auditor
                          - 1984

Each officer of the Registrant is elected at the annual meeting of the Board of Directors and holds office until the next annual meeting (to be held in 1994 on April 13).

Wilford C. Lyon, Jr. and Boyd E. Lyon, Sr. are brothers, and are also cousins of Michael C. Lyon. Jacob F. Bryan, IV, Kendall G. Bryan and Carter B. Bryan are brothers, and nephews of G. Howard Bryan. Patricia Howard Doane and William G. Howard are cousins.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Registrant. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

To the Registrant's knowledge, based solely on review of the copies of reports furnished to the Registrant and written representations that no other reports were required, during the year ended December 31, 1993 all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation

(a)
(b)(2)(i)(ii)(iii) The following table provides information concerning the annual compensation for the Registrant's Chief Executive Officer
(CEO) and the four most highly compensated executive officers other than the CEO as of Decemeber 31, 1993. G. Howard Bryan who retired in October, 1993, as an executive officer also is included.


                         SUMMARY COMPENSATION TABLE

                                       |--------- ANNUAL COMPENSATION -------|

                                                                     Other
Name and Principal                                                  Annual
Position                     Year       Salary           Bonus    Compensation

Wilford C. Lyon, Jr.         1993       345,748              0          0
Chairman of the Board &      1992       364,922              0          0
Chief Executive Officer      1991       339,170         20,239          0

Jacob F. Bryan  IV           1993       297,151              0          0
President                    1992       309,481              0          0
Director                     1991       272,037         14,712          0

Boyd E. Lyon, Sr.            1993       240,977              0          0
Vice President               1992       249,668              0          0
Treasurer & Director         1991       225,106         13,476          0

Kendall G. Bryan             1993       229,054              0          0
Vice President               1992       244,959              0          0
Secretary & Director         1991       223,836         12,163          0

Guy Marvin, III              1993       162,906              0          0
Assistant Secretary &        1992       176,298              0          0
General Counsel              1991       175,077          8,260          0


G. Howard Bryan              1993       162,649              0          0
Vice President               1992       175,644              0          0
Secretary & Director         1991       165,914         15,563          0


                                 |-- Long-Term Compensation --|

                                  |----- Awards ----|   Payouts

                                   Restricted                         All
Name and Principal                   Stock    Options     LTIP       Other
Position                     Year    Awards    SAR's    Payouts  Compensation

Wilford C. Lyon, Jr.         1993      0         0         0        27,535
Chairman of the Board &      1992      0         0         0        27,134
Chief Executive Officer      1991      0         0         0        26,483

Jacob F. Bryan  IV           1993      0         0         0        19,365
President                    1992      0         0         0        19,137
Director                     1991      0         0         0        18,752

Boyd E. Lyon, Sr.            1993      0         0         0        29,991
Vice President               1992      0         0         0        29,541
Treasurer & Director         1991      0         0         0        28,708

Kendall G. Bryan             1993      0         0         0        15,872
Vice President               1992      0         0         0        15,754
Secretary & Director         1991      0         0         0        15,652

Guy Marvin, III              1993      0         0         0         9,736
Assistant Secretary &        1992      0         0         0         9,655
General Counsel              1991      0         0         0         9,519

G. Howard Bryan              1993      0         0         0        91,944
Vice President               1992      0         0         0        90,661
Secretary & Director         1991      0         0         0        84,734

Amounts reported as All Other Compensation represent premiums paid by the Registrant for insurance policies issued in connection with a Deferred Death Benefit Plan for Key Personnel.

(f)(1)(i) The following table shows estimated annual benefits payable pursuant to the Registrant's defined benefit plan, under which benefits are determined primarily by final compensation and years of service.


                                      Pension Plan Table


                                       Years of Service

  Remuneration      15         20         25          30          35

   $125,000      $41,498    $55,330    $ 69,162   $  82,995     $ 96,828
    150,000       50,310     67,080      83,850     100,620      115,641(2)
    175,000       59,122     78,830      98,538     115,641(2)   115,641
    200,000       67,935     90,580     113,225     115,641      115,641
    225,000       74,711(1)  99,615(1)  115,641(2)  115,641      115,641
    250,000       74,711     99,615     115,641     115,641      115,641
    300,000       74,711     99,615     115,641     115,641      115,641
    400,000       74,711     99,615     115,641     115,641      115,641
    450,000       74,711     99,615     115,641     115,641      115,641
    500,000       74,711     99,615     115,641     115,641      115,641

  (1)  Limited by maximum five year average
  (2)  Limited by maximum annual benefit limit

(ii)(A)The Plan uses the average of an individual highest consecutive five years of earnings as a basis upon which to calculate benefits. Since earnings which can be credited under a defined benefit plan are limited, there is an effective limit on what this five year average can be. Tax limits have been as follows:


            1989          200,000
            1990          209,200
            1991          222,220
            1992          228,860
            1993          235,840

This provides a maximum five year average of $219,224. Each year a maximum limitation is placed on the benefits which can be received from a plan. For 1993 this limit was $115,641. For purposes of tax calculations, an individual is assumed to have retired on December 31, 1993 at age 65. Amounts are annual income, straight life basis.

(B) The years of service for named executive officers are: Wilford C. Lyon, Jr., 35; Jacob F. Bryan IV, 27; Boyd E. Lyon, Sr., 32; Kendall G. Bryan, 24;
Guy Marvin, III, 14 and G. Howard Bryan, 60.

(C) Under the plan, eligible employees are entitled to annual pension benefits beginning at normal retirement age (65 to 67 depending on participants' year of birth) equal to the sum of: (1) 1.6% of average earnings of the highest five years multiplied by number of years of service not to exceed 35 years; and (2) .75% of average earnings in excess of Social Security wages multiplied by number of years of service, not to exceed 35 years.

(g) All directors who are not employees of the Registrant or one of its subsidiaries receive $1,000 for each board meeting that the director attends, $250 for each telephone meeting the director participates in and $250 for each committee meeting of the Board that the non-employee director attends.

(j)(2)The Registrant uses the Hay point-factor job evaluation system which applies to all employees, including the Chief Executive Officer and executive officers. Each year the CEO selects members of the Board of Directors to evaluate his performance. During the last fiscal year, these members were Jacob
F. Bryan, IV, Boyd E. Lyon, Sr. and Kendall G. Bryan. Overall increases, which are tied to performance evaluations and the evaluation system, are approved by the full Board. The CEO evaluates all other named executive officers. For the year 1993, the salaries of the CEO and the other named executive officers were reduced 5%-7%.


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)The principal holders of voting securities (Voting Common Stock, Par Value $1.00) of the Registrant as of February 8, 1994 are:

Name and Address of                  Amount and Nature of      Percent
  Beneficial Owner                   Beneficial Ownership      of Class

George M. Baldwin                         1,033,288(1)           16.9%
2929 Murray Road
Orange Park, Florida

James L. Baldwin                          1,033,088(1)           16.9
2753 Haver Hill Ct.
Clearwater, FL

Frederick E. Williams                     1,032,888(1)           16.9
109 North Street
Neptune Beach, Florida
        and
John G. Grimsley
50 North Laura Street
Jacksonville, FL


Lucy B. Gooding                             981,612             16.1
2970 St. Johns Avenue
Jacksonville, Florida

Jacob F. Bryan IV                           865,598(2)          14.2
5249 Yacht Club Road
Jacksonville, Florida

Julia Olive Craig Brooke                    834,516(2)          13.7
467 Ortega Blvd.
Jacksonville, Florida

G. Howard Bryan                             829,612(2)          13.6
1596 Lancaster Terrace
Jacksonville, Florida

Boyd E. Lyon, Sr.                           349,922(4)           5.7
129 Middleton Place
Ponte Vedra Beach, Florida

Catherine H. Stanley                        344,446              5.6
7650 Hollyridge Road
Jacksonville, Florida



(b)The following table shows as to each class of equity securities of the Registrant, the number of shares owned beneficially, directly or indirectly, by each director and named executive offices, and by all directors and officers of the Registrant as a group as of February 8, 1994. In some instances more than one beneficial owner is listed for the same securities. Shares held beneficially by spouses or relatives of such officers and directors may be included.


                           Amount and Nature of
                         Beneficial Ownership and
                             Title of Class            Percent of Class
      Name of                    Common                    Common
 Beneficial Owner          Voting       Nonvoting      Voting   Nonvoting

George M. Baldwin        1,033,288(1)                   16.9%

Lucy B. Gooding            981,612     1,222,340        16.1        17.3

Jacob F. Bryan IV          865,598(2)  1,075,594(3)     14.2        15.2

G. Howard Bryan            829,612(2)  1,032,396(3)     13.6        14.6

Boyd E. Lyon, Sr.          349,922(4)                    5.7

Wilford C. Lyon, Jr.       176,357(5)                    2.9

Patricia H. Doane           92,102           620         1.5

Michael C. Lyon             49,531           100          .8

Carter B. Bryan             36,400        32,642          .6          .5

Kendall G. Bryan            35,200        13,877          .6          .2

William G. Howard            2,474

David A. Skup                                420

All directors and
officers as a group      3,526,084     2,371,373        57.8        33.6


(1) Includes 1,032,888 shares held of record by a trust under the will of Grace
D. Coburn,deceased. Frederick E. Williams and John G. Grimsley are trustees. George M. Baldwin and James L. Baldwin are beneficiaries of the trust.

(2) Includes all the shares of three trusts aggregating 812,412 shares of voting common stock of which Jacob F. Bryan IV, G. Howard Bryan and Julia Olive Craig Brooke are beneficiaries and/or trustees.

(3) Includes all the shares of three trusts aggregating 1,006,616 shares of nonvoting common stock of which Jacob F. Bryan IV, G. Howard Bryan and Julia Olive Craig Brooke are beneficiaries and/or trustees.

(4) Includes all the shares of three trusts aggregating 113,600 shares of voting common stock of which Boyd E. Lyon, Sr. is a trustee, and two trusts aggregating 101,760 shares of voting common stock held by the Registrant's retirement plans of which Boyd E. Lyon, Sr. is a trustee.

(5) Includes all the shares of three trusts aggregating 113,600 shares of voting common stock of which Wilford C. Lyon, Jr. is a trustee.

The Registrant has entered into "Exchange Agreements" with holders of more than 90% of the outstanding shares of voting common stock of the Registrant ("Voting Stock") pursuant to which such holders may, at any time on or prior to December 31, 2006, exchange shares of voting stock for an equal number of shares of nonvoting common stock of the Registrant without payment of any additional consideration. All of the principal shareholders, officers and directors listed above are parties to these agreements.

Item 13. Certain Relationships and Related Transactions

(a)The Registrant's subsidiary, The Independent Life and Accident Insurance Company ("Independent Life"), employs Carter B. Bryan as a manager of its general agency insurance operations, and in 1993 compensated Mr. Bryan $40,715 in salaries associated with his position. In addition, Mr. Bryan received commissions on personal insurance sales and overwrites from the sales of other agents he manages. Much of these operations involved the sale of Independent Life's small employer group insurance products, a line of business Independent Life has taken steps to withdraw from effective June 30, 1994. Independent Marketing Group, Inc. and Independent Life have worked closely to find replacement coverage for all terminated policyholders with another insurance carrier.

(b)The commissions and overwrites described above are paid to Independent Marketing Group, Inc., an entity owned by Mr. Bryan and his wife. The Registrant believes that $263,329 paid to this entity in 1993 by the Registrant exceeds five percent of the entity's gross revenues for the year. Independent Marketing Group, Inc., markets products of Independent Life and other insurance companies. Independent Life supplies office space to Mr. Bryan, which is used both by Mr. Bryan in his employment as manager of its general agency insurance operations and by Independent Marketing Group, Inc.



Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

Consolidated Balance Sheets, December 31, 1993 and 1992, incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, pages 35-36.

Consolidated Statements of Operations for years ended December 31, 1993, 1992 and 1991, incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, page 37.

Consolidated Statements of Cash Flows for years ended December 31, 1993, 1992 and 1991, incorporated by reference, Annual Report to Shareholders for year ended December 31, 1993, page 38.

Consolidated Statements of Shareholders' Equity for years ended December 31, 1993, 1992 and 1991, incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, page 39.


Notes to Consolidated Financial Statements for the three years ended December 31, 1993, incorporated by reference, Annual Report to
Shareholders for year ended December 31, 1993, pages 40-56.

(2) Financial Statement Schedules

Consolidated Summary of Investments - Other Than Investments in Affiliates (Schedule I), incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1993, page 45.

Condensed Financial Information of the Registrant (Schedule III)

Supplementary Insurance Information  (Schedule V)

Reinsurance  (Schedule VI)

All other financial statements and schedules are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere herein.

(3) Exhibits

(3) Articles of incorporation currently in effect incorporated by reference as filed as an exhibit with the Registrants 1989 Form 10-K under Item 14(3)(c) and by-laws of the Registrant currently in effect incorporated by reference as filed December 20, 1990, with report Form 8-K.

(4) Instruments defining rights of security holders incorporated by reference as filed as an exhibit with the Registrant's Registration Statement No. 2-69530 on Form S-14 which became effective November 20, 1980, and as included or amended in articles of incorporation.

(10)Material contracts -
(1) Deferred Death Benefit Plan for Key Personnel of the Registrant and its subsidiaries incorporated by reference as previously filed as an exhibit with the Registrant's Form 10-K, December 31, 1981.
(2) Medical Reimbursement Plan covering benefits of certain employees of the Registrant or its affiliates incorporated by reference as previously filed as an exhibit with the Registrant's Form 10-K, December 31, 1990.
(3) Independent Life Invest Plan - 401(K) incorporated by reference as previously filed with the Registrant's Form S-8, Registration No.
33-35785.
(5) The Registrant's Exchange Agreement incorporated by reference as previously filed as an exhibit with the Registrant's Form 10-K, December 31, 1990.

(13) Portions of the Annual Report to Shareholders for the year ended December 31, 1993.


(22)The Registrant's subsidiaries include the following companies and their wholly owned subsidiaries,all of which are incorporated under the laws of the state of Florida:

    (A)The Independent Life and Accident Insurance Company

    (B)Independent Fire Insurance Company

    (C)Herald Fire Insurance Company

    (D)Thomas Jefferson Insurance Company

    (E)Independent Investment Advisory Services, Inc

    (F)Independent Real Estate Management Corporation

    (G)Independent Property & Casualty Insurance Company


(24)Consent of Independent Certified Public Accountants

(b) There were no reports on Form 8-K filed for the three months ended December 31, 1993.

(c) The Registrant previously filed exhibits listed above in Item 14
    (a)(3)-(3),(4) and (10).

(d) The following pages include the Financial Statement Schedules of the Registrant required by Regulation S-X which are excluded from the Annual Report to Shareholders.



                  INDEPENDENT INSURANCE GROUP, INC.
          CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                           BALANCE SHEETS
                     DECEMBER 31, 1993 AND 1992
                           (000 OMITTED)


                              ASSETS


                                                      1993       1992

Cash                                              $    556   $    199

Short-term investments                               2,497         10

Investment in subsidiaries
 - continuing operations                           307,196    331,056

Investment in subsidiaries
 - discontinued operations                               -     11,671

Real estate - net                                    6,899      7,237

Income taxes receivable                             11,052     12,003

Other assets                                         4,053        257

        Total                                     $332,253   $362,433

             LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                     $  6,800   $  8,000

Due to subsidiaries
 - federal income taxes                              9,522     12,310

Other liabilities                                        8        417

      Total liabilities                             16,330     20,727

Shareholders' equity:
  Voting common stock                                6,100      6,267
  Nonvoting common stock                             8,606      8,439
  Additional paid-in capital                         6,378      6,378
  Net unrealized gain on equity securities
   held by subsidiaries                             25,393     11,756
  Retained earnings                                293,997    333,417
  Treasury stock  - at cost - nonvoting
   common stock, 1,542 shares                      (24,551)   (24,551)

      Total shareholders'equity                    315,923    341,706

        Total                                     $332,253   $362,433

               See notes to consolidated financial statements

                                                               SCHEDULE III

                        INDEPENDENT INSURANCE GROUP, INC.
                 CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                    STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                   (000 OMITTED)

                                           1993        1992        1991
Revenues:

  Interest income                     $     352   $      94   $     418

  Other income                            1,435       2,185       1,848

        Total                             1,787       2,279       2,266

Costs and Expenses:

  Interest expense                          330       1,019       2,241
  Professional services                     293         133         377
  Real estate expenses                      350         381         389
  Taxes, licenses and fees                  (51)        183      (1,366)
  Other expenses                            422         568         167

        Total                             1,344       2,284       1,808

Income (loss) before income taxes
 and equity in income of
 consolidated subsidiaries                  443          (5)        458

Provision (credit) for income taxes         123          (1)        156

Income (loss) before equity in
 income of consolidated
 subsidiaries                               320          (4)        302

Equity in income (loss) of
 consolidated subsidiaries-
 continuing operations
 (including $2,150,  $7,600 and
 $17,450 of dividends received
 from subsidiaries)                     (43,885)    (16,990)     26,670

Equity in income of subsidiaries
 discontinued operations
 (including $173, $600 and
 $369 of dividends received)                465       1,906       1,670


Gain on disposition of
 discontinued operations                  6,904           -           -

Cumulative effect of change in
 accounting principles                      (66)          -           -

Net income (loss)                       (36,262)    (15,088)     28,642

Retained Earnings, Beginning of Year    333,417     360,089     342,900

  Less:  Dividends to shareholders
   ($.24,$.88 and $.87 per share)         3,159      11,584      11,453

Retained earnings, end of year        $ 293,996   $ 333,417   $ 360,089


                                                               SCHEDULE III

                      INDEPENDENT  INSURANCE GROUP, INC.
              CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (000 OMITTED)

                                            1993       1992       1991
Operating Activities:

  Net income (loss)                      $(36,262)  $(15,088)  $ 28,642
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Change in - Accounts receivable        (2,545)    20,852      8,803
    Other assets and other liabilities     (4,446)       305        (34)
    Liability for income taxes             (3,260)   (10,662)    (4,154)
    Equity in (income) of consolidated
     subsidiaries- continuing operations   43,885     16,990    (26,670)
    Equity in (income) of consolidated
     subsidiaries- discontinued
     operations                              (465)    (1,906)    (1,670)
    Gain from discontinued operations
     (net of taxes)                        (6,904)         -          -
    Dividends received from consolidated
     subsidiaries- continuing operations    2,150      7,600     17,450
    Dividends received from subsidiaries
     - discontinued operations                173        600        369
    Depreciation of property and equipment    378        340        359
    Cumulative effect of changes in
     accounting principles                     66          -          -

     Net cash provided (used)
     by operating activities               (7,230)    19,031     23,095


Investing Activities:

  Sales, maturities or payments from
   investments and loans                         -           -        84
  Purchases of investments and loans
   granted                                  (2,127)         (9)        -
  Cash from sale of discontinued
   operations                               22,573           -         -
  Investment in subsidiary                  (8,500)     (2,150)     (800)


     Net cash provided (used)
     by investing activites                 11,946      (2,159)     (716)


Financing Activities:

  Reductions in mortgage loans payable            -     (8,135)     (162)
  Additions to notes payable                  4,000     13,092
  Reductions in notes payable                (5,200)   (10,018)  (10,849)
  Dividends to shareholders                  (3,159)   (11,584)  (11,453)

     Net cash used by financing activities   (4,359)   (16,645)  (22,464)

Increase (Decrease) in Cash                     357        227       (85)

Cash, Beginning of Year                         199        (28)        57

Cash, End of Year                          $    556   $    199   $    (28)

                      See notes to condensed financial statements.

                                                         Schedule III

                         INDEPENDENT INSURANCE GROUP, INC.
                 CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Independent Insurance Group, Inc. and its wholly owned subsidiaries.


Notes payable at December 31 consists of the following (000 omitted):
                                                    1993          1992

4.00% 180-day note                                $ 3,000             -
4.02% 90-day note                                       -       $ 8,000
6.25% Bank term loan                                3,800             -

The Company also has available another $24,000,000 short-term line of credit with two banks which can be terminated at any time by the banks. As of December 31, 1993, none of this line of credit was utilized.


SCHEDULE V

                   INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
                          SUPPLEMENTARY INSURANCE INFORMATION
                  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                   (000 OMITTED)


                             COLUMN B        COLUMN C      COLUMN D   COLUMN E

                                                                    Other Policy
                             Deferred       Reserves                 Claims and
                              Policy      Losses, Claims   Unearned   Benefits
Segment                     Acq. Costs   & Loss Expenses   Premiums    Payable

Year Ended December 31, 1993

  Life                         $159,842       $754,960       $ 2,457
  Property and casualty           3,491         40,478        39,387
  Accident and health            33,387         64,524
  Other

      Total                    $196,720       $859,962       $41,844         -


Year Ended December 31, 1992

  Life                         $157,616       $752,875       $ 4,236
  Property and casualty          16,062         72,129        75,369
  Accident and health            33,750         71,994
  Other

      Total                    $207,428       $896,998       $79,605         -


Year Ended December 31, 1991

  Life                         $153,011       $743,105       $ 1,736
  Property and casualty          21,579         34,014        67,280
  Accident and health            33,423         71,789
  Other

      Total                    $208,013       $848,908        $69,016        -


                               COLUMN F       COLUMN G           COLUMN H

                                                                 Benefits,
                                                 Net           Claims, Losses
                                Premium      Investment         & Settlement
          Segment               Revenue        Income*            Expenses

Year Ended December 31, 1993

  Life                         $177,102           $62,063          $ 99,385
  Property and casualty         100,136             6,422            77,282
  Accident and health            94,441             5,142            37,161
  Other                                                79

      Total                    $371,679           $73,706          $213,828


Year Ended December 31, 1992

  Life                         $174,100           $64,108          $102,014
  Property and casualty         151,482            12,380           150,962
  Accident and health           101,426             5,550            45,469
  Other                                                30

      Total                    $427,008           $82,068          $298,445


Year Ended December 31, 1991

  Life                         $175,800           $69,396          $103,952
  Property and casualty         164,085            13,459            95,686
  Accident and health           103,950             6,029            51,788
  Other                                                49

      Total                    $443,835           $88,933          $251,426


                               COLUMN I             COLUMN J       COLUMN K

                               Amortization of
                                Deferred Pol           Other
                                Acquisition          Operating      Premiums
          Segment                  Costs             Expenses#      Written

Year Ended December 31, 1993

  Life                           $24,831             $105,724
  Property and casualty           19,724               53,338       $52,764
  Accident and health              5,926               49,030        94,441
  Other                                                 2,609

      Total                      $50,481             $210,701


Year Ended December 31, 1992

  Life                          $23,235              $104,027
  Property and casualty          20,944                52,548      $132,370
  Accident and health             5,864                56,390       101,426
  Other                                                 1,735

      Total                     $50,043              $214,700


Year Ended December 31, 1991

  Life                          $21,421              $102,338
  Property and casualty          19,800                58,825      $164,639
  Accident and health             5,980                48,965       103,950
  Other                                                 1,998

      Total                     $47,201              $212,126




*The allocation of net investment income to life and accident and health is based on the raio of the mean liabilities (primarily, policy reserves and claims payable) attributed to life and to accident and health to total mean liabilities. Property and casualty net investment income is directly allocated. Other net investment income is that of noninsurance subsidiaries.

#Expenses not directly identifiable to any line of business are allocated on bases considered reasonable under the circumstances.



                                                          SCHEDULE VI

               INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
                                  REINSURANCE
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (OOO OMITTED)


    COLUMN A              COLUMN B   COLUMN C    COLUMN D  COLUMN E    COLUMN F

                                                                     Percentage
                                      Ceded to     Assumed            of Amount
                            Gross       Other     From Other    Net    Assumed

Year Ended December 31, 1993

Life insurance in force*   $  7,733    $   237     $     2   $  7,498      .03 %

Insurance Premiums:
   Life                    $179,921    $ 2,841     $    22   $177,102     (.01)%
   Property and casualty    182,279     85,629       3,486    100,136     3.48 %
   Accident and health       95,533      1,101           9     94,441     (.01)%


      Total                $457,733    $89,571     $ 3,517   $371,679      .95 %



Year Ended December 31, 1992

Life insurance in force*   $  7,719    $   247     $     4   $  7,476      .05 %


Insurance Premiums:
  Life                     $176,418    $ 2,318     $         $174,100     (.02)%
  Property and casualty     211,994     61,627       1,115    151,482      .74 %
  Accident and health       102,187        761                101,426     (.01)%

      Total                $490,599    $64,706     $ 1,115   $427,008      .25 %

Year Ended December 31, 1991

Life insurance in force*   $  7,387    $   261     $    10   $  7,136      .14%

Insurance Premiums:
  Life                      177,948    $ 2,302     $   154   $175,800      .09 %
  Property and casualty     179,245     16,269       1,109    164,085      .68 %
  Accident and health       104,356        427          21    103,950      .02 %

      Total                $461,549   $ 18,998     $ 1,284   $443,835      .29%


                                                                    EXHIBIT 24


                          Consent of Independent Auditors



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Independent Insurance Group, Inc. of our report dated March 11, 1994, included in the 1993 Annual Report to Shareholders of Independent Insurance Group, Inc.

Our audits also included the financial statement schedules of Independent Insurance Group, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-35785) pertaining to the Independent Life Invest Plan of our report dated March 11, 1994, with respect to the consolidated financial statements incorporated herein by reference and our report included in the preceding paragraph with respect to the financial statement schedules included in the Annual Report (Form 10-K) of Independent Insurance Group, Inc.

                                                 Ernst & Young


Jacksonville, Florida
March 29, 1994



                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) INDEPENDENT INSURANCE GROUP, INC.



Wilford C. Lyon, Jr.                                March 29, 1994
BY
Wilford C. Lyon, Jr., Chairman of the Board and Chief Executive Officer


Jacob F. Bryan, IV                                  March 29, 1994
BY
Jacob F. Bryan, IV, President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Boyd E. Lyon, Sr.                                   March 29, 1994
BY
Boyd E. Lyon, Sr., Director, Treasurer (Chief Financial and Accounting
Officer)


Kendall G. Bryan                                    March 29, 1994
BY
Kendall G. Bryan, Director

William G. Howard                                   March 29, 1994
BY
William G. Howard, Director

Michael C. Lyon                                     March 29, 1994
BY
Michael C. Lyon, Director