Form 10-Q
period 1994-03-31
INDEPENDENT INSURANCE GROUP INC
filed 1994-05-16
CIK 319735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.
                                   20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 1.3 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1994   Commission File No: 0-9649


                INDEPENDENT INSURANCE GROUP, INC.
              FLORIDA                                 59-2027555
 (State or other jurisdiction of                   (I.R.S. employer
 incorporation of Organization)                  identification number)

    One Independent Drive, Jacksonville, Florida         32276
      (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code (904) 358-5151


                                 NONE
          (Former name, former address and former fiscal year,
                      if changed since last report)


Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 with the Commission, during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and has been subject to the filing requirements for at
least the past 90 days.    YES  X  NO

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                        Outstanding at May 6, 1993
Voting Common Stock, $1.00 Par Value                  5,793,503
Nonvoting Common Stock, $1.00 Par Value               7,370,997












INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1994 AND DECEMBER 31, 1993
(000 OMITTED)

                                          March 31     December 31
                                            1994          1993



ASSETS

Investments
Debt securities - available for sale  $   647,483    $   676,754
Debt securities - held to maturity         53,692         53,289
Equity securities                         145,288        139,491
Mortgage loans                            155,414        165,652
Real estate                                17,762         17,589
Policy loans                               33,216         33,065
Short-term investments                     13,442          5,927
     Total investments                  1,066,297      1,091,767

Cash                                        6,753         13,451
Reinsurance recoverables                   57,458         58,405
Property, furniture and equipment          48,376         49,320
Deferred policy acquisition costs         197,235        196,720
Accounts and notes receivable               7,115         11,833
Other assets                               46,893         47,378

          TOTAL                       $ 1,430,127    $ 1,468,874



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Policy reserves                        $  805,031     $  789,432
Policyholders' funds                      101,541         99,849
Income taxes                              (13,264)        (9,131)
Other liabilities                         231,489        266,002
Notes payable                              13,600          6,800
     Total liabilities                  1,138,397      1,152,952

Shareholders' equity:
  Voting common stock                       5,914          6,100
  Nonvoting common stock                    8,792          8,606
  Additional paid-in capital                6,378          6,378
  Net unrealized gain on
    equity securities                       1,978         25,393
  Retained earnings                       293,219        293,996
  Treasury stock-at cost:
   Nonvoting common stock, 1,542 shares   (24,551)       (24,551)
      Total shareholders' equity          291,730        315,922

          TOTAL                       $ 1,430,127    $ 1,468,874


See notes to consolidated condensed financial statements.



- - -3-



INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
(000 OMITTED EXCEPT PER SHARE AMOUNTS)

                                          Three Months Ended March 31

                                                 1994          1993

Premium and other income                     $  73,386     $  102,726
Net investment income                           16,262         19,240
Realized investment gains                          219          7,705

    Total                                       89,867        129,671

Benefits                                        41,270         66,148
Policy reserve increase                         (3,855)         5,804
Amortization of deferred
 policy acquisition costs                       14,564         19,628
Other operating expenses                        38,454         42,136

    Total                                       90,433        133,716

Income (loss) from continuing operations
 before income taxes                              (566)        (4,045)

Provison (credit) for income taxes:
 Current                                           758         (2,318)
 Deferred                                       (1,337)           639

    Total                                         (579)        (1,679)

Income (loss) from continuing operations            13         (2,366)

Income from discontinued operations
 (net of taxes)                                      -            492

Gain on disposition of discontinued
 operations (net of taxes)                           -          7,002

Net income before cumulative effect
 of change in accounting principles                 13          5,128

Cumulative effect of change in
 accounting principles                               -        (42,815)

Net income (loss)                           $       13     $  (37,687)

Per share
Income (loss) from continuing operations         $0.00         $(0.18)
Income from discontinued operations
 net of taxes                                     0.00           0.57
Net income  before cumulative effect
 of change in accounting principles               0.00           0.39
Cumulative effect of change in
 accounting principles                               -          (3.25)

Net income (loss)                                $0.00         $(2.86)

Dividends                                        $0.06         $ 0.06

Weighted average number of shares
 outstanding (in thousands)                     13,165         13,165

See notes to consolidated condensed financial statements.


- - -4-




                  INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (000 OMITTED)

                                                   1994              1993

OPERATING ACTIVITIES:
  Net Income                                $        13        $    (37,687)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Change in -
        Accrued policy reserves and
          benefits                              (21,653)            (7,517)
        Accounts receivable, unearned
          premiums                                7,948             (7,641)
        Other assets and other liabilities        1,427             (4,401)
        Accrued and unearned investment
          income                                   (343)               464
        Liability for income taxes                 (579)            (1,679)
      Amortization of policy acquisition
        costs                                    14,564             19,628
      Deferral of policy acquisition costs      (11,094)           (19,067)
      Depreciation of property and equipment      1,048              1,187
      Purchase of property and equipment           (122)              (233)
      (Income) from discontinued operations
         (net of tax)                                                 (492)
      Net realized (gains) on investments          (219)            (7,705)
      (Gain) on disposition of discontinued
         operations (net of taxes)                                  (7,002)
      Cumulative change if accounting
        principles (net of taxes)                                   42,815

        NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITES                    (9,010)           (29,330)


INVESTING ACTIVITIES:
  Sales, maturities or payments from
    investments and loans                         82,217          238,767
  Purchases of investments and loans
    granted                                      (87,607)        (205,307)
  Disposition of discontinued operations               -           11,487

        NET CASH PROVIDED (USED) BY
          INVESTING ACTIVITIES                    (5,390)          44,947

FINANCING ACTIVITIES:
  Additions to notes payable                       7,000           10,900
  Reductions in notes payable                       (200)          (8,000)
  Receipts credited to policyholders' funds        6,329            6,483
  Return of policyholders' funds                  (4,637)          (4,211)
  Dividends to shareholders                         (790)            (790)

          NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                   7,702            4,382


INCREASE (DECREASE) IN CASH                       (6,698)          19,999

CASH, BEGINNING OF YEAR                           13,451            7,996

CASH, END OF YEAR                            $     6,753      $    27,995


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in
    satisfaction of debt                      $    1,492      $    1,527







INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

(000 OMITTED)




                                                          Capital Stock $1 Par
                                                          (Shares and Amounts)
                                                           Voting    Nonvoting

Balance, December 31, 1992                              $   6,267     $  8,439
  Net income (loss):
    Income (loss) from continuing operations
    Income from discontinued operations (net of taxes)
    Gain on discontinued operations (net of taxes)
    Cumulative effect of change in accounting principles
  Dividends to shareholders ($.06 per share)
  Issue and (retirement) of stock                            (17)           17
  Adjustment of equity
   securities to market (net of taxes)

Balance, March 31, 1993                                $   6,250     $   8,456


Balance, December 31, 1993                             $   6,100     $   8,606
  Net income (loss):
    Income (loss) from continuing operations
  Dividends to shareholders ($.06 per share)
  Issue and (retirement) of stock                           (186)          186
  Adjustment of debt securities available for sale and equity securities to market (net of taxes)

Balance, March 31, 1994                                $   5,914     $   8,792






INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
(000 OMITTED)

                                                                      Net
                                                                   Unrealized
                                                                    Gain(Loss)
                                                                     on Debt
                                                                    Securities
                                                                     Available
                                                       Additional    for Sale
                                                        Paid in     and Equity
                                                         Capital     Securities
                                                                     Net of Tax

Balance, December 31, 1992                              $ 6,378      $ 11,756

  Net income (loss):
    Income (loss) from continuing operations
    Income from discontinued operations (net of taxes)
    Gain on discontinued operations (net of taxes)
    Cumulative effect of change in accounting principles
  Dividends to shareholders ($.06 per share)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market (net of taxes)                                   (590)

Balance, March 31, 1993                                 $ 6,378      $ 11,166


Balance, December 31, 1993                              $ 6,378      $ 25,393
  Net income (loss):
    Income (loss) from continuing operations
  Dividends to shareholders ($.06 per share)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale
   and equity securities to market (net of taxes)                     (23,415)

Balance, March 31, 1994                                 $ 6,378     $   1,978




INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
(000 OMITTED)


                                                 Retained    Treasury Stock
                                                 Earnings   Shares     Amount

Balance, December 31, 1992                      $ 333,417   (1,542)  $(24,551)
  Net income (loss):
    Income (loss) from continuing operations       (2,366)
    Income from discontinued operations
     (net of taxes)                                   492
    Gain on discontinued operations
     (net of taxes)                                 7,002
    Cumulative effect of change
      in accounting principles                    (42,815)
  Dividends to shareholders ($.06 per share)         (790)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market (net of taxes)


Balance, March 31, 1993                         $ 294,940   (1,542)  $(24,551)


Balance, December 31, 1993                      $ 293,996   (1,542)  $(24,551)
  Net income (loss):
    Income (loss) from continuing operations           13

  Dividends to shareholders ($.06 per share)         (790)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale and equity securities to market (net of taxes)

Balance, March 31, 1994                         $ 293,219   (1,542)  $(24,551)



INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
(000 OMITTED)



                                                       Total

Balance, December 31, 1992                          $ 341,706
  Net income (loss):
    Income (loss) from continuing operations           (2,366)
    Income from discontinued operations
     (net of taxes)                                       492
    Gain on discontinued operations
     (net of taxes)                                     7,002
    Cumulative effect of change
      in accounting principles                        (42,815)
  Dividends to shareholders ($.06 per share)             (790)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market (net of taxes)                   (590)


Balance, March 31, 1993                             $ 302,639


Balance, December 31, 1993                          $ 315,922
  Net income (loss):
    Income (loss) from continuing operations               13

  Dividends to shareholders ($.06 per share)             (790)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale and
   equity securities to market (net of taxes)         (23,415)

Balance, March 31, 1994                             $ 291,730



See notes to consolidated condensed financial statements.




            INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, the results of operations for the three months ended March 31, 1994 and 1993 and cash flows for the three months ended March 31, 1994 and 1993.



            INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors affecting the accompanying financial statements. It has been the Company's experience that undue weight cannot be given to the results of a single period, as such results are not necessarily indicative of that for an entire year.

Net loss from continuing operations and before realized investment gains was $100 thousand in the current quarter, compared with a loss of $7.5 million in 1993, and was below management's expectations. These results for 1993 included approximately $8.0 million of losses from catastrophes as opposed to approximately $300 thousand associated with catastrophes in 1994. Including realized investment gains, income from continuing operations broke even in 1994 compared with a loss of $2.4 million in 1993. The Company generated nearly $8.0 million of realized gains in the year ago quarter, primarily as a result of market timing and investment strategies. It has been the Company's experience that gains vary during interim periods due to timing and investment strategies. In 1994, the process of exiting non-Home Service lines of business is continuing, which results in less reported expenses and revenue in each segment in comparison to the previous year.

Exclusive of investment gains, the life insurance subsidiary reported a pretax loss of $900 thousand in the current quarter, a decrease of $3.1 million from a year ago. By comparison, net investment income declined $1.8 million from lower yields, while salary expense dropped $700 thousand due to the downsizing of home office staff. Also in the current quarter $2.0 million was recorded for estimated settlements on several lawsuits in Alabama, a jurisdiction where awards for punitive damages have been prevalent and have received national attention. Home Service life insurance premiums increased $1.9 million over the 1993 quarter. The decrease in life and accident/health premiums in the quarter-to-quarter comparison primarily results from exiting the group and credit lines of business, as previously announced. This is also the primary reason for the lower reported life and accident/health benefits.

The property/casualty subsidiaries operated at a pretax loss of $500 thousand for the first quarter, exclusive of realized gains, compared with a $14.9 million loss in the first quarter of 1993. Exclusive of catastrophes, operations were break-even in 1994, an improvement of $2.5 million over 1993. The current period reflects lower investment income and reduced administrative expenses. The wind-down of non-Home Service lines of business continues to be on target.




In accordance with the required adoption of a new accounting standard at year-end 1993, the Company now reports certain securities at market value. These securities may be sold in the future as the Company recognizes the need to respond to market conditions and its tax position. Rising interest rates in the quarter reduced the unrealized gain on security investments reported at market value, which lowered shareholders' equity by $23.4 million, or $1.78 book value per share. It is important to note that had the standard permitted us to market value the liabilities matched with these securities, the resulting increase in shareholders' equity would have more than offset this decrease
Book value per share currently totals $22.16 versus $22.99 a year ago.

In other areas, at the Annual Shareholders' Meeting held in April, the Board of Directors as recommended were elected for a one-year term, and a regular quarterly cash dividend has been declared. A dividend of 6 cents per share on both voting and nonvoting common stock is payable on June 1, 1994, to shareholders of record on May 11, 1994.



                        PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders of the Registrant held on April 13, 1994, the following were elected Directors for the ensuing year:

           Wilford C. Lyon, Jr.     William G. Howard
           Jacob F. Bryan IV        Michael C. Lyon
           G. Howard Bryan          Patricia H. Doane
           Boyd E. Lyon, Sr.        Lucy B. Gooding
           Kendall G. Bryan         George M. Baldwin
           Carter B. Bryan

All Directors of the Registrant are elected for one-year terms, therefore, there are no Directors (other than those named above) whose term of office as Director continued after the meeting.


Item 6.         Exhibits and Reports on Form 8-K

(b) There were no reports on Form 8-K filed for the three months ended March 31,1994.




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                INDEPENDENT INSURANCE GROUPP, INC.

                            (Registrant)




Date: May 13, 1994    By:  Boyd E. Lyon, Sr.


                           Boyd E. Lyon, Sr., Vice President,
                           Treasurer, Chief Financial Officer