Form 10-Q
period 1994-06-30
INDEPENDENT INSURANCE GROUP INC
filed 1994-08-15
CIK 319735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.
                                   20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 1.3 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended   June 30, 1994   Commission File No: 0-9649


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

         Class                      Outstanding at August 2, 1994
Voting Common Stock, $1.00 Par Value            5,793,503
Nonvoting Common Stock, $1.00 Par Value         7,370,997







          INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES

                                 INDEX



  Part I.    Financial Information:

              Consolidated Condensed Balance Sheets

              Consolidated Condensed Statements of Income

              Consolidated Condensed Statements of Cash Flows

              Consolidated Condensed Statements of Changes in
               Shareholders' Equity

              Notes to Consolidated Condensed Financial Statements

              Management's Discussion and Analysis of Financial
            Condition and Results of Operations

  Part II.   Other Information




         INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
                 JUNE 30, 1994 AND DECEMBER 31, 1993
                          (000 OMITTED)




                                                 June 30     December 31
                                                   1994         1993
                            ASSETS             -----------   -----------
  Investments:
    Debt securities - available for sale     $    625,346  $    676,754
    Debt securities - held to maturity             49,163        53,289
    Equity securities                             149,696       139,491
    Mortgage loans                                150,044       165,652
    Real estate                                    18,202        17,589
    Policy loans                                   33,213        33,065
    Short-term investments                          7,524         5,927
                                               -----------   -----------
          Total investments                     1,033,188     1,091,767

  Cash                                              8,219        13,451

  Reinsurance recoverables                         52,824        58,405

  Property, furniture and equipment, net           47,694        49,320

  Deferred policy acquisition costs               198,155       196,720

  Accounts and notes receivable                     6,299        11,833

  Income taxes receivable                          20,471         9,131

  Other assets                                     45,264        47,378
                                               -----------   -----------
           TOTAL                              $ 1,412,114   $ 1,478,005
                                               ===========   ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Policy liabilities                          $   884,857   $   901,806

  Policyholders' funds                            102,158        99,849

  Other liabilities                               134,923       153,628

  Notes payable                                    10,600         6,800
                                               -----------   -----------
         Total liabilities                      1,132,538     1,162,083
                                               -----------   -----------
  Shareholders' equity:
    Voting common stock                             5,794         6,100
    Nonvoting common stock                          8,912         8,606
    Additional paid-in capital                      6,378         6,378
    Net unrealized gain (loss) on debt securities
      for sale and equity securities (net of tax) (13,030)       25,393
    Retained earnings                             296,073       293,996
    Treasury stock-at cost:
     Nonvoting common stock, 1,542 shares         (24,551)      (24,551)
                                               -----------   -----------
         Total shareholders' equity               279,576       315,922
                                               -----------   -----------
           TOTAL                              $ 1,412,114   $ 1,478,005
                                               ===========   ===========

  See notes to consolidated condensed financial statements.






         INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
               (000 OMITTED EXCEPT PER SHARE AMOUNTS)

                                     Three Months Ended    Six Months Ended
                                          June 30               June 30
                                     -------------------   -------------------
                                       1994       1993       1994       1993
                                     --------   --------   --------   --------
Premium and other income            $ 72,722   $ 95,973   $146,108   $198,699

Net investment income                 16,780     18,602     33,707     37,842

Realized investment gains              2,417      3,516      2,636     11,221
                                     --------   --------   --------   --------
    Total                             91,919    118,091    182,451    247,762
                                     --------   --------   --------   --------
Benefits                              35,170     47,650     76,440    113,798

Policy reserve increase               (1,565)     1,289     (5,420)     7,093

Amortization of deferred
 policy acquisition costs             11,956     14,357     26,520     33,985

Other operating expenses              41,090     45,210     80,209     87,346

Restructuring charge                       0     10,000          0     10,000
                                     --------   --------   --------   --------
    Total                             86,651    118,506    177,749    252,222
                                     --------   --------   --------   --------
Income (loss) from continuing
 operations before income taxes        5,268       (415)     4,702     (4,460)
                                     --------   --------   --------   --------
Provison (credit) for income taxes:
 Current                               1,423      2,504      2,181        186
 Deferred                                201     (2,950)    (1,136)    (2,311)
                                     --------   --------   --------   --------
    Total                              1,624       (446)     1,045     (2,125)
                                     --------   --------   --------   --------

Income (loss) from
 continuing operations                 3,644         31      3,657     (2,335)

Income from discontinued
 operations (net of taxes)                 0          0          0        492

Gain on disposition of discontinued
 operations (net of taxes)                 0        (22)         0      6,980
                                     --------   --------   --------   --------
Net income  before cumulative
  effect of change in accounting
  principles                           3,644          9      3,657      5,137

Cumulative effect of change in
 accounting principles                     0      2,061          0    (40,754)
                                     --------   --------   --------   --------
Net income (loss)                  $   3,644  $   2,070  $   3,657  $ (35,617)
                                     ========   ========   ========   ========
Per share
Income (loss) from continuing
 operations                        $    0.28  $    0.00  $    0.28  $   (0.18)
Income from discontinued
 operations net of taxes                0.00       0.00       0.00       0.57
                                     --------   --------   --------   --------
Net income  before cumulative
 effect of change in accounting
 principles                             0.28       0.00       0.28       0.39
Cumulative effect of change in
 accounting principles                  0.00       0.15       0.00      (3.10)
                                     --------   --------   --------   --------
Net income (loss)                  $    0.28  $    0.15  $    0.28  $   (2.71)
                                     ========   ========   ========   ========
Dividends                          $    0.06  $    0.06  $    0.12  $    0.12
                                     ========   ========   ========   ========
Weighted average number of shares
 outstanding (in thousands)           13,165     13,165     13,165     13,165
                                     ========   ========   ========   ========








See notes to consolidated condensed financial statements.






           INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                               (000 OMITTED)


                                                     1994          1993
                                                   ---------     ---------
OPERATING ACTIVITIES:
  Net Income (loss)                              $    3,657       (35,617)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Change in -
        Accrued policy reserves and benefits        (30,668)       (7,116)
        Accounts receivable, unearned premiums        2,446         7,534
        Other assets and other liabilities            4,022        10,526
        Accrued and unearned investment income          (33)         (285)
        Current income taxes payable                 10,486         1,695
      Deferred income tax provision (credit)         (1,136)       (2,311)
      Amortization of policy acquisition costs       26,520        33,985
      Deferral of policy acquisition costs          (22,209)      (32,710)
      Depreciation of property and equipment          2,262         2,393
      Purchase of property and equipment               (636)         (374)
      (Income) from discontinued operations
       (net of taxes)                                     0          (492)
      Net realized (gains) on investments            (2,636)      (11,221)
      (Gain) on disposition of discontinued
       operations (net of taxes)                          0        (6,980)
      Restructuring charge                                0        10,000
      Cumulative effect of change in
       accounting principles (net of taxes)               0        40,754
                                                   ---------     ---------
          NET CASH PROVIDED (USED)
          BY OPERATING ACTIVITES                     (7,925)        9,781
                                                   ---------     ---------

INVESTING ACTIVITIES:
  Sales, maturities or payments from
    investments and loans                           198,208       365,066
  Purchases of investments and loans granted       (200,045)     (400,522)
  Disposition of discontinued operations                  0        22,573
                                                   ---------     ---------
          NET CASH USED BY INVESTING ACTIVITIES      (1,837)      (12,883)
                                                   ---------     ---------

FINANCING ACTIVITIES:
  Additions to notes payable                          7,000        10,900
  Reductions in notes payable                        (3,200)      (10,900)
  Receipts credited to policyholders' funds          12,249        12,726
  Return of policyholders' funds                     (9,939)       (8,582)
  Dividends to shareholders                          (1,580)       (1,580)
                                                   ---------     ---------
          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                       4,530         2,564
                                                   ---------     ---------
INCREASE (DECREASE) IN CASH                          (5,232)         (538)

CASH, BEGINNING OF YEAR                              13,451         7,996
                                                   ---------     ---------
CASH, AS OF JUNE 30                              $    8,219    $    7,458
                                                   =========     =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in satisfaction of debt   $    2,026    $    4,331
                                                   =========     =========








See notes to consolidated condensed financial statements.




           INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                             (000 OMITTED)




                                           Capital Stock $1 Par
                                           (Shares and Amounts)
                                           ------------------------
                                            Voting       Nonvoting
                                           ---------    -----------
Balance, December 31, 1992               $    6,267   $      8,439
  Net income (loss):
    Income (loss) from
     continuing operations
    Income from discontinued
     operations (net of tax)
    Gain on discontinued
     operations (net of tax)
    Cumulative effect of change
     in accounting principles
  Dividends to shareholders
   ($.12 per share)
  Issue and (retirement) of stock               (17)            17
  Adjustment of equity
   securities to market
   (net of tax)
                                           ---------    -----------
Balance, June 30, 1993                   $    6,250   $      8,456
                                           =========    ===========


Balance, December 31, 1993               $    6,100   $      8,606
  Net  income
  Dividends to shareholders
   ($.12 per share)
  Issue and (retirement) of stock              (306)           306
  Adjustment of debt securities
   available for sale and equity
   securities to market (net of tax)
                                           ---------    -----------
Balance, June 30, 1994                   $    5,794   $      8,912
                                           =========    ===========



See notes to consolidated condensed financial statements.

          INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                         (000 OMITTED)


                                                         Net Unrealized
                                                         Gain (Loss) on
                                                         Debt Securities
                                         Additional    Available for Sale
                                          Paid-in     and Equity Securities
                                          Capital           net of tax
                                        ------------  ------------------------
Balance, December 31, 1992             $      6,378   $         11,756
  Net income (loss):
    Income (loss) from
     continuing operations
    Income from discontinued
     operations (net of tax)
    Gain on discontinued
     operations (net of tax)
    Cumulative effect of change
     in accounting principles
  Dividends to shareholders
   ($.12 per share)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market
   (net of tax)                                                 (2,565)
                                        ------------     --------------
Balance, June 30, 1993                 $      6,378   $          9,191
                                        ============     ==============


Balance, December 31, 1993             $      6,378   $         25,393
  Net  income
  Dividends to shareholders
   ($.12 per share)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and equity
   securities to market (net of tax)                           (38,423)
                                        ------------     --------------
Balance, June 30, 1994                 $      6,378   $        (13,030)
                                        ============     ==============



See notes to consolidated condensed financial statements.



            INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                              (000 OMITTED)





                                                     Treasury Stock
                                         Retained    ---------------------
                                         Earnings     Shares      Amounts
                                         ---------   ---------   ---------
Balance, December 31, 1992             $  333,417      (1,542)  $ (24,551)
  Net income (loss):
    Income (loss) from
     continuing operations                 (2,335)
    Income from discontinued
     operations (net of tax)                  492
    Gain on discontinued
     operations (net of tax)                6,980
    Cumulative effect of change
     in accounting principles             (40,754)
  Dividends to shareholders
   ($.12 per share)                        (1,580)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market
   (net of tax)
                                         ---------   ---------   ---------
Balance, June 30, 1993                    296,220      (1,542)  $ (24,551)
                                         =========   =========   =========


Balance, December 31, 1993                293,996      (1,542)  $ (24,551)
  Net  income                               3,657
  Dividends to shareholders
   ($.12 per share)                        (1,580)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and equity
   securities to market (net of tax)
                                         ---------   ---------   ---------
Balance, June 30, 1994                    296,073      (1,542)  $ (24,551)
                                         =========   =========   =========



See notes to consolidated condensed financial statements.




          INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                              (000 OMITTED)







                                                  Total
                                                ---------
Balance, December 31, 1992                    $  341,706
  Net income (loss):
    Income (loss) from
     continuing operations                        (2,335)
    Income from discontinued
     operations (net of tax)                         492
    Gain on discontinued
     operations (net of tax)                       6,980
    Cumulative effect of change
     in accounting principles                    (40,754)
  Dividends to shareholders
   ($.12 per share)                               (1,580)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market
   (net of tax)                                   (2,565)
                                                ---------
Balance, June 30, 1993                        $  301,944
                                                =========


Balance, December 31, 1993                    $  315,922
  Net  income                                      3,657
  Dividends to shareholders
   ($.12 per share)                               (1,580)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and equity
   securities to market (net of tax)             (38,423)
                                                ---------
Balance, June 30, 1994                        $  279,576
                                                =========



See notes to consolidated condensed financial statements.




           INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993, the results of operations for he three months and six months ended June 30, 1994 and 1993 and cash flows for the three months and six months ended June 30, 1994 and 1993.



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

Included within the accompanying tables is the result of exiting non-Home Service lines of business in all companies, which will continue through 1994. The reduction in related comparative revenue and expense is reflected.

Net income for the current quarter totaled $3.6 million, or $.28 per share compared with $2.1 million, or $.15 per share in the second quarter of 1993. For the first half of 1994, net income totaled $3.7 million versus a loss of $35.6 million a year ago. In 1993, a number of unusual adjustments impacted net income in both periods. In addition to the cumulative charge for required accounting changes, results for the 1993 second quarter and six months include an after-tax restructuring charge of $6.6 million, or $.50 per share, associated with exiting non-Home Service lines of business in the property/casualty subsidiaries. Excluding these charges, second quarter operating income from continuing operations (which excludes realized investment gains and related taxes) for 1994 is $2.2 million or $.16 per share, compared with $4.3 million or $.33 per share. Year-to-date operating income from continuing operations is $2.1 million or $.15 per share in 1994, up $5.2 million from the loss of $3.1 million, or $.24 per share in the first six months of 1993. Earnings are not yet at a level desired or expected, and management is still not pleased with the results.

Excluding realized investment gains, this quarter the life insurance subsidiary reported pretax operating income of $1.1 million, a decrease of $5.5 million from the year-ago second quarter. Among the factors contributing to the decrease was reduced investment income as a result of lower yields, adverse claims experience during the wind-down of our group insurance lines of business and small growth in net Home Service premiums to offset increases in insurance costs. Home Service life insurance premiums grew five percent over the second quarter in
1993, however, decreasing accident/health premiums largely offset this improvement. Directly responding to the decreasing accident/health premiums, the Company has introduced the first of several new accident/health products.
On July 1, a new   Loss of Time  policy was issued in Florida.  This
nonassignable, personal reimbursement plan was designed after outside marketing research was completed, and is unique to Independent Life. This product is scheduled to be introduced in other states in the near future. At the end of June, the exiting of the group insurance lines of business was substantially complete, thus eliminating a line of business that has historically diminished profits, including pretax losses of approximately $2.0 million thusfar in 1994.

Pretax operating earnings of the property/casualty subsidiaries totaled $1.0 million, and improved $2.8 million over the year ago quarter. This comparison excludes unusual adjustments in 1993, such as charges for restructuring and abnormal catastrophes. Throughout 1993, property/casualty operations were diminished by the high cost of catastrophe reinsurance associated with our non-Home Service policies. The wind-down of such non-Home Service property/casualty lines of business continues to be on target, and related operations appear to have stabilized.

Corporatewide, credit quality of investments remains high, yet pressure on yields of high quality, liquid investments and prepayments on securities has slowed earnings growth in each subsidiary.

Assets totaled $1.41 billion at June 30, down from a year ago. The decrease is primarily related to the runoff of non-Home Service lines of property/casualty business, coupled with the reduction in the carrying value of our debt security investments in accordance with the required adoption of a new accounting standard (SFAS 115) at year-end 1993. Under the standard, the carrying value of debt security investments is adjusted for interest rate changes, without adjusting related liabilities. The recent rise in interest rates has caused the carrying value of certain debt security investments to decrease approximately $28.0 million compared with a year ago, with a related decrease in shareholders' equity of approximately $16.0 million, or $1.24 book value per share. It is important to note that had the standard permitted us to market value the liabilities matched with these securities, a resulting increase in shareholders equity would have more than offset this decrease.

In other areas, during the quarter the A. M. Best Company reaffirmed its Excellent rating of Independent Life. Also during the quarter, an independent publication cited the Company as having the lowest debt of any large publicly traded company domiciled in Florida at the end of 1993.

As previously announced, a regular quarterly cash dividend has been declared. A dividend of 6 cents per share on both voting and nonvoting common stock is payable on September 1, 1994, to shareholders of record on August 11, 1994.



                       PART II.  OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

(b) There were no reports on Form 8-K filed for the three months ended June 30, 1994.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDEPENDENT INSURANCE GROUP,INC.

                                         (Registrant)



Date:         August 12, 1994            By:

                                         Boyd E. Lyon, Sr., Vice President,
                                         Treasurer and Chief Financial Officer