Form 10-Q/A
period 1994-09-30
INDEPENDENT INSURANCE GROUP INC
filed 1995-03-20
CIK 319735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.
                                   20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 1.3 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1994   Commission File No: 0-9649


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


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                      Outstanding at November 1, 1994
Voting Common Stock, $1.00 Par Value            5,737,604
Nonvoting Common Stock, $1.00 Par Value         7,426,896







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

  Part II.   Other Information




         INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                          (000 OMITTED)




                                              September 30   December 31
                                                   1994         1993
                            ASSETS             -----------   -----------
  Investments:
    Debt securities - available for sale     $    613,673  $    676,754
    Debt securities - held to maturity             51,082        53,289
    Equity securities                             153,099       139,491
    Mortgage loans                                146,727       165,652
    Real estate                                    17,130        17,589
    Policy loans                                   33,500        33,065
    Short-term investments                         11,274         5,927
                                               -----------   -----------
          Total investments                     1,026,485     1,091,767

  Cash                                              7,429        13,451

  Reinsurance recoverables                         40,077        58,405

  Property, furniture and equipment, net           46,832        49,320

  Deferred policy acquisition costs               193,532       196,720

  Accounts and notes receivable                     6,889        11,833

  Income taxes receivable                          22,572         9,131

  Other assets                                     44,811        47,378
                                               -----------   -----------
           TOTAL                              $ 1,388,627   $ 1,478,005
                                               ===========   ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Policy liabilities                          $   873,124   $   901,806

  Policyholders' funds                            103,416        99,849

  Other liabilities                               127,170       153,628

  Notes payable                                     6,200         6,800
                                               -----------   -----------
         Total liabilities                      1,109,910     1,162,083
                                               -----------   -----------
  Shareholders' equity:
    Voting common stock                             5,781         6,100
    Nonvoting common stock                          8,925         8,606
    Additional paid-in capital                      6,378         6,378
    Net unrealized gain (loss) on debt securities
      for sale and equity securities (net of tax) (16,430)       25,393
    Retained earnings                             298,614       293,996
    Treasury stock-at cost:
     Nonvoting common stock, 1,542 shares         (24,551)      (24,551)
                                               -----------   -----------
         Total shareholders' equity               278,717       315,922
                                               -----------   -----------
           TOTAL                              $ 1,388,627   $ 1,478,005
                                               ===========   ===========

  See notes to consolidated condensed financial statements.






         INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
               (000 OMITTED EXCEPT PER SHARE AMOUNTS)

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                     -------------------   -------------------
                                       1994       1993       1994       1993
                                     --------   --------   --------   --------
Premium and other income            $ 68,155   $ 95,852   $214,263   $294,551

Net investment income                 17,595     17,869     51,302     55,711

Realized investment gains                627      2,515      3,263     13,736
                                     --------   --------   --------   --------
    Total                             86,377    116,236    268,828    363,998
                                     --------   --------   --------   --------
Benefits                              33,294     49,481    109,734    163,279

Policy reserve increase               (1,353)       965     (6,773)     8,058

Amortization of deferred
 policy acquisition costs              9,472      7,706     35,992     41,691

Other operating expenses              40,565     50,079    120,774    137,425

Restructuring charge                       0          0          0     10,000
                                     --------   --------   --------   --------
    Total                             81,978    108,231    259,727    360,453
                                     --------   --------   --------   --------
Income (loss) from continuing
 operations before income taxes        4,399      8,005      9,101      3,545
                                     --------   --------   --------   --------
Provision (credit) for income taxes:
 Current                               2,138      2,823      4,319      3,009
 Deferred                             (1,070)      (778)    (2,206)    (3,089)
                                     --------   --------   --------   --------
    Total                              1,068      2,045      2,113        (80)
                                     --------   --------   --------   --------

Income (loss) from
 continuing operations                 3,331      5,960      6,988      3,625

Income from discontinued
 operations (net of taxes)                 0          0          0        492

Gain on disposition of discontinued
 operations (net of taxes)                 0          0          0      6,980
                                     --------   --------   --------   --------
Net income  before cumulative
  effect of change in accounting
  principles                           3,331      5,960      6,988     11,097
Cumulative effect of change in
 accounting principles                     0     (2,460)         0    (43,214)
                                     --------   --------   --------   --------
Net income (loss)                  $   3,331  $   3,500   $  6,988  $ (32,117)
                                     ========   ========   ========   ========
Per share
Income (loss) from continuing
 operations                        $    0.25  $    0.45  $    0.53  $    0.27
Income from discontinued
 operations net of taxes                0.00       0.00       0.00       0.57
                                     --------   --------   --------   --------
Net income  before cumulative
 effect of change in accounting
 principles                             0.25       0.45       0.53       0.84
Cumulative effect of change in
 accounting principles                  0.00      (0.18)      0.00      (3.28)
                                     --------   --------   --------   --------
Net income (loss)                  $    0.25  $    0.27  $    0.53  $   (2.44)
                                     ========   ========   ========   ========
Dividends                          $    0.06  $    0.06  $    0.18  $    0.18
                                     ========   ========   ========   ========
Weighted average number of shares
 outstanding (in thousands)           13,165     13,165     13,165     13,165
                                     ========   ========   ========   ========








See notes to consolidated condensed financial statements.






           INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                               (000 OMITTED)


                                                     1994          1993
                                                   ---------     ---------
OPERATING ACTIVITIES:
  Net Income (loss)                              $    6,988       (32,117)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Change in -
        Accrued policy reserves and benefits        (36,722)       (9,388)
        Accounts receivable, unearned premiums       (4,933)        9,361
        Other assets and other liabilities           10,910       (46,309)
        Accrued and unearned investment income         (952)         (518)
        Current income taxes payable                 11,286         2,919
      Deferred income tax provision (credit)         (2,206)       (3,088)
      Amortization of policy acquisition costs       35,992        41,691
      Deferral of policy acquisition costs          (28,714)      (38,097)
      Depreciation of property and equipment          3,405         3,517
      Purchase of property and equipment             (1,268)         (625)
      (Income) from discontinued operations
       (net of taxes)                                     0          (492)
      Net realized (gains) on investments            (3,263)      (13,736)
      (Gain) on disposition of discontinued
       operations (net of taxes)                          0        (6,980)
      Restructuring charge                                0        10,000
      Cumulative effect of change in
       accounting principles (net of taxes)               0        43,214
                                                   ---------     ---------
          NET CASH PROVIDED (USED)
          BY OPERATING ACTIVITIES                    (9,477)      (40,648)
                                                   ---------     ---------

INVESTING ACTIVITIES:
  Sales, maturities or payments from
    investments and loans                           249,914       473,782
  Purchases of investments and loans granted       (247,056)     (454,791)
  Disposition of discontinued operations                  0        22,573
                                                   ---------     ---------
          NET CASH USED BY INVESTING ACTIVITIES      (2,858)       41,564
                                                   ---------     ---------

FINANCING ACTIVITIES:
  Additions to notes payable                          7,000        10,900
  Reductions in notes payable                        (7,600)      (11,900)
  Receipts credited to policyholders' funds          18,064        19,029
  Return of policyholders' funds                    (14,497)      (12,994)
  Dividends to shareholders                          (2,370)       (2,370)
                                                   ---------     ---------
          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                         597         2,665
                                                   ---------     ---------
INCREASE (DECREASE) IN CASH                          (6,022)        3,581

CASH, BEGINNING OF YEAR                              13,451         7,996
                                                   ---------     ---------
CASH, AS OF SEPTEMBER 30                         $    7,429    $   11,577
                                                   =========     =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in satisfaction of debt   $    2,726    $    7,627
                                                   =========     =========








See notes to consolidated condensed financial statements.




           INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                             (000 OMITTED)




                                           Capital Stock $1 Par
                                           (Shares and Amounts)
                                           ------------------------
                                            Voting       Nonvoting
                                           ---------    -----------
Balance, December 31, 1992               $    6,267   $      8,439
  Net income (loss):
    Income (loss) from
     continuing operations
    Income from discontinued
     operations (net of tax)
    Gain on discontinued
     operations (net of tax)
    Cumulative effect of change
     in accounting principles
  Dividends to shareholders
   ($.12 per share)
  Issue and (retirement) of stock              (159)           159
  Adjustment of equity
   securities to market
   (net of tax)
                                           ---------    -----------
Balance, September 30, 1993              $    6,108   $      8,598
                                           =========    ===========


Balance, December 31, 1993               $    6,100   $      8,606
  Net  income
  Dividends to shareholders
   ($.12 per share)
  Issue and (retirement) of stock              (319)           319
  Adjustment of debt securities
   available for sale and equity
   securities to market (net of tax)
                                           ---------    -----------
Balance, September 30, 1994              $    5,781   $      8,925
                                           =========    ===========



See notes to consolidated condensed financial statements.

          INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                         (000 OMITTED)


                                                         Net Unrealized
                                                         Gain (Loss) on
                                                         Debt Securities
                                         Additional    Available for Sale
                                          Paid-in     and Equity Securities
                                          Capital           net of tax
                                        ------------  ------------------------
Balance, December 31, 1992             $      6,378   $         11,756
  Net income (loss):
    Income (loss) from
     continuing operations
    Income from discontinued
     operations (net of tax)
    Gain on discontinued
     operations (net of tax)
    Cumulative effect of change
     in accounting principles
  Dividends to shareholders
   ($.12 per share)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market
   (net of tax)                                                 (3,461)
                                        ------------     --------------
Balance, September 30, 1993            $      6,378   $          8,295
                                        ============     ==============


Balance, December 31, 1993             $      6,378   $         25,393
  Net  income
  Dividends to shareholders
   ($.12 per share)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and equity
   securities to market (net of tax)                           (41,823)
                                        ------------     --------------
Balance, September 30, 1994            $      6,378   $        (16,430)
                                        ============     ==============



See notes to consolidated condensed financial statements.



            INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                              (000 OMITTED)





                                                     Treasury Stock
                                         Retained    ---------------------
                                         Earnings     Shares      Amounts
                                         ---------   ---------   ---------
Balance, December 31, 1992             $  333,417      (1,542)  $ (24,551)
  Net income (loss):
    Income (loss) from
     continuing operations                 (3,625)
    Income from discontinued
     operations (net of tax)                  492
    Gain on discontinued
     operations (net of tax)                6,980
    Cumulative effect of change
     in accounting principles             (43,214)
  Dividends to shareholders
   ($.12 per share)                        (2,370)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market
   (net of tax)
                                         ---------   ---------   ---------
Balance, September 30, 1993               298,930      (1,542)  $ (24,551)
                                         =========   =========   =========


Balance, December 31, 1993                293,996      (1,542)  $ (24,551)
  Net  income                               6,988
  Dividends to shareholders
   ($.12 per share)                        (2,370)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and equity
   securities to market (net of tax)
                                         ---------   ---------   ---------
Balance, September 30, 1994               298,614      (1,542)  $ (24,551)
                                         =========   =========   =========



See notes to consolidated condensed financial statements.




          INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                              (000 OMITTED)







                                                  Total
                                                ---------
Balance, December 31, 1992                    $  341,706
  Net income (loss):
    Income (loss) from
     continuing operations                         3,625
    Income from discontinued
     operations (net of tax)                         492
    Gain on discontinued
     operations (net of tax)                       6,980
    Cumulative effect of change
     in accounting principles                    (43,214)
  Dividends to shareholders
   ($.12 per share)                               (2,370)
  Issue and (retirement) of stock
  Adjustment of equity
   securities to market
   (net of tax)                                   (3,461)
                                                ---------
Balance, September 30, 1993                   $  303,758
                                                =========


Balance, December 31, 1993                    $  315,922
  Net  income                                      6,988
  Dividends to shareholders
   ($.12 per share)                               (2,370)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and equity
   securities to market (net of tax)             (41,823)
                                                ---------
Balance, September 30, 1994                   $  278,717
                                                =========



See notes to consolidated condensed financial statements.




           INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, the results of operations for he three months and nine months ended September 30, 1994 and 1993 and cash flows for the three months and nine months ended September 30, 1994 and 1993.



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

Independent's net income from continuing operations (exclusive of realized investment gains) improved for the third consecutive quarter, and totaled $2.9 million, or $.22 per share. This compares with $2.0 million or $.15 per share in the third quarter of 1993. During the quarter the Company concluded the introduction of the previously mentioned Loss of Time Policy, completed the discontinuation of its group line of business and continued on schedule with the winddown of non-Home Service property/casualty lines.

Net income (including realized investment gains) for the current quarter was $3.3 million or $.25 per share, compared with $3.5 million of $.27 per share in the year-ago quarter. For the first nine months of 1994, net income totaled $7.0 million of $.53 per share. This compares with a net loss of $(32.1) million or $(2.44) per share through September of 1993, which included the impact of restructure charges, discontinued operations and the cumulative effect of changes in accounting principles required in the industry. The accompanying tables also reflect reduced revenues and expenses associated with exiting non-Home Service lines of business in all companies, which will continue through 1994.

While management recognizes the improving trend in net income from continuing operations, it remains committed to producing a higher level of results. The current level of results has been influenced by three areas in particular. Investment income is lower, although it has gradually improved with each quarter in 1994. The industry in general is experiencing reduced investment income due to lower yields. Secondly, the stepped-up activity for punitive damage awards in Alabama continues to be a concern for any industry operating there. Though management believes suits brought against Independent in that state are for the most part frivolous, we continue with our conservative position of providing ample reserves. As a result, this quarter we increased our estimate for losses by $3.7 million pretax. Thirdly, Home Service premiums have grown 2% over the comparable amount a year ago. This is below our desired goal, and management is introducing new products and special marketing campaigns aimed at improving this area of performance.

The quality of assets continues at our traditionally high standards. Assets totaled $1.39 billion at September 30, down from $1.49 billion a year ago. The decrease is primarily related to the runoff of non-Home Service lines of property/casualty business, coupled with the reduction in the carrying value of our debt security investments in accordance with the required adoption of a new accounting standard (SFAS 115) at year-end 1993.

Under the standard, the Company carries most of its debt securities at market value. These securities are then permitted to be traded in order to properly manage our investment portfolios, thereby taking advantage of market opportunities. At year-end 1993, we increased book value per share by $1.32 due to high market values associated with the twenty-year low interest rates. The recent rise in interest rates has resulted in a decreased market value of these securities. As a result, compared with year-end 1993 shareholders' equity has been reduced $41.2 million, lowering book value per share by $3.13. The standard did not equitably permit valuing related liabilities at market value. If it had, the resulting decrease in liabilities would have more than offset the reduced carrying value of its debt securities.

Management maintains a significant ownership position in the Company and as a result, has interests parallel to other shareholders. We are aware of the recent decline in the price of the Company's shares. We are unaware of any news not regularly reported to our shareholders which would result in this decrease. It is believed that continued improvement in corporate performance should provide for improved stock performance as well.

As previously reported, a regular quarterly dividend of 6 cents per share on both voting and nonvoting common stock is payable December 1, 1994, to shareholders of record on November 10, 1994.



                       PART II.  OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

(b) There were no reports on Form 8-K filed for the three months ended September 30, 1994.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDEPENDENT INSURANCE GROUP,INC.

                                         (Registrant)



Date:         November 14, 1994          By:

                                         Boyd E. Lyon, Sr., Vice President,
                                         Treasurer and Chief Financial Officer