Form 10-K
INDEPENDENT INSURANCE GROUP INC
filed 1995-03-31
CIK 319735

SECURITIES AND EXCHANGE COMMISSION
			                    WASHINGTON, D. C.
				                        20549
				                      FORM 10-K
		           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
		              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994 Commission File No. 0-9649

        		     INDEPENDENT INSURANCE GROUP, INC.
----------------------------------------------------------------------
    	(Exact name of registrant as specified in its charter)

       	 FLORIDA                                  59-2027555
----------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)              identification number)

One Independent Drive, Jacksonville, Florida        32276
-----------------------------------------------------------------------
 (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code  904-358-5151
Securities registered pursuant to Section 12(b) of the Act:
                           					       Name of Each Exchange
	  Title of Each Class                  On Which Registered

  				                        NONE
-----------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

Nonvoting Common Stock, $1.00 Par Value
-----------------------------------------------------------------------
	(Title of class)

Registrant has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and has been subject to the filing requirements for the past 90 days. YES X NO

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO

The aggregate market value of 2,050,909 shares of voting stock held by nonaffiliates of the Registrant at February 8, 1995 was $29,225,453 and is based on the closing price of the nonvoting stock on that same date. The voting stock is closely held and there is no public market.

The number of shares outstanding of each of the issuer's classes of common stock, as of the date indicated:

	     Class                           Outstanding at February 8, 1995
     -------                          -------------------------------
Voting Common Stock, $1.00 Par Value                  5,720,104
Nonvoting Common Stock, $1.00 Par Value               7,444,396

                   	Documents Incorporated by Reference
                    -----------------------------------
Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated into Part I and Part II of Form 10-K.



PART I

Item 1.         Description of Business

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, pages 19,30,31,59 and 60.

Insurance Regulation. Like other insurance companies, the Registrant's subsidiaries are subject to regulation and supervision by the Florida Insurance Department, as well as other insurance departments of each jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, reserve requirements and the form and content of required financial statements.
 As to its investments, each of the Registrant's insurance subsidiaries must meet the standards and tests established by National Association of Insurance Commissioners(NAIC)and, in particular, the investment laws and regulations of the Florida Insurance Department. The insurance companies are also subject to laws in most states that require solvent insurance companies to pay guaranty fund assessments to protect the interests of policyholders of insolvent insurance companies.

In December, 1991, the NAIC adopted two new reserve requirements (the Asset Valuation Reserve or "AVR" and the Interest Maintenance Reserve or "IMR") to replace the former Mandatory Securities Valuation Reserve or "MSVR." These reserves are generally required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements beginning with the 1992 annual statement, but do not affect financial state-ments of the Registrant prepared in accordance with generally accepted accounting principles. AVR establishes a statutory reserve for mortgage loans and investments in real estate, as well as for the types of investments (i.e., fixed maturities and common and preferred stock) that have been subject to the MSVR. AVR generally captures all realized and unrealized gains and losses on such assets, other than those resulting from changes in interest rates. IMR captures the net gains that are realized upon the sale of fixed income securities (bonds, preferred stocks, mortgage-backed securities and mortgage loans) and that result from changes in the overall level of interest rates, and amortizes these net realized gains into income over the remaining life of each investment sold, thus limiting the ability of an insurer to enhance statutory surplus by taking gains on fixed income securities. The implementation of the IMR and AVR has not had a material impact on the Registrant's life insurance subsidiary's surplus nor on its ability to pay dividends to the Registrant. In recent years, the NAIC has approved several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include the implementation of a risk-based capital formula for determining adequate levels of capital and surplus and further restrictions on an insurance company's ability to pay dividends to its shareholders. Florida has adopted the risk-based capital requirements and has recently revised its dividend limitation policy.

Under NAIC's risk-based capital (RBC)initiatives, life insurance companies must calculate and report information under a risk-based capital formula, beginning with their year-end 1993 statutory financial statements. (Property/Casualty companies must implement a different risk-based capital formula in their 1994 year-end statutory filings). This RBC information is intended to permit insurance regulators to identify and require remedial action for inadequately capitalized insurance companies. The NAIC initiatives provide for four levels of potential involvement by state regulators for inadequately capitalized insurance companies, ranging from regulatory control

Item 1.         Description of Business (Continued)

of the insurance company to a requirement for the insurance company to submit a plan to improve its capital. The life insurance subsidiary's adjusted capital exceeds the authorized control level risk-based capital by approximately $90 million. Holdings in common stock require considerably more risk-based capital than had similar monies been invested in bonds. However, investment decisions are driven principally by long-term economic considerations and not altered to produce more attractive risk-based capital results. The subsidiary believes that over the long-term, the total return on equities outperforms that on debt security investments. It sells options against select holdings in the equity portfolio to generate realized investment gains and further enhance current yield and total return. Such net gains totaled $3.3 million in 1994. The life insurance subsidiary's required RBC includes amounts related to the property/casualty subsidiaries.

Another NAIC Model Act provision limits dividends that may be paid in any calendar year without regulatory approval to the lesser of (i) 10% of the insurer's statutory surplus at the prior year-end, or (ii) the statutory net gain from operations of the insurer (excluding realized capital gains and losses) for the prior calendar year. The NAIC has determined that it will not grant accreditation to any state insurance regulatory authority in a state that has not enacted statutes "substantially similar" to the NAIC Model Act regulating the payment of dividends by insurers. Under current Florida law, without prior approval from the Florida Commissioner of Insurance, the maximum allowable dividend in 1995 is $9.9 million.

In accordance with the rules and practices of the NAIC and in accordance with state law, every insurance company is examined generally once each three years by examiners from its state of domicile and from several of the other states where it is licensed to do business. The most recent examinations for all the Registrant's insurance subsidiaries were for the year ending December 31, 1992. Also in accordance with regulations, the insurance subsidiaries statutory results are annually audited by independent certified public accountants.

Item 2.         Properties

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, page 19.

Item 3.         Legal Proceedings

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, pages 57-58. With respect to the Alabama verdict discussed therein, the Registrant was notified on March 28, 1995 that its petition to the Alabama Supreme Court to eliminate of further reduce this verdict has been denied. The Registrant is evaluating other options for appeal.

Item 4.         Submission of Matters to a Vote of Security Holders

No reportable events

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, page 20.

The Registrant has been informed that holders of more than 90% of the voting stock of the Registrant have entered into an Agreement (the "No Transfer

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters (Continued)

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

Item 6. Selected Financial Data

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, pages 25-26.

Item 7. Management's Discussion and Analysis of Financial Condition and
	   Results of Operations

Incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, pages 27-35.

Item 8. Financial Statements and Supplementary Data

The report of independent auditors and the consolidated financial statements included on pages 37-61 of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference.

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

*Executive officer of the Registrant


Item 10. Directors and Executive Officers of the Registrant (Continued)

The annual terms of all directors will expire April 12, 1995. Carter B. Bryan, age 50, is employed by the Registrant's subsidiary as a territorial manager of insurance operations. G. Howard Bryan and Patricia H. Doane, ages
80 and 59, respectively, are retired vice presidents of the Registrant's principal subsidiary and are not otherwise employed. George M. Baldwin and Lucy B. Gooding, ages 79 and 92, respectively, are not otherwise employed. Michael C. Lyon and William G. Howard are 44 and 43, and are vice presidents of the principal subsidiary of the Registrant. See below for information regarding the positions and offices of directors who are executive officers of the Registrant and for family relationships between such directors and officers.

The names, ages and positions of the executive officers of the Registrant as of February 8, 1995, are listed below. The principal business experience during the past five years for each person listed has been as an officer of the Registrant.

       Name             Age     Position and Business Experience

Wilford C. Lyon, Jr.    59      Chairman of the Board of Directors and
                       					    Chief Executive Officer - 1984

Jacob F. Bryan, IV      51      President - 1984

Boyd E. Lyon, Sr.       55      Vice President, Treasurer and Chief
                       					    Financial Officer - 1984

Kendall G. Bryan        48      Vice President, Secretary and Chief
                       					    Operating Officer - 1984

Guy Marvin III          54      Assistant Secretary and General
                       					    Counsel - 1980

David A. Skup           42      Vice President and Internal Auditor -
                       					    1984

Each officer of the Registrant is elected at the annual meeting of the Board of Directors and holds office until the next annual meeting (to be held in 1995 on April 12).

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

To the Registrant's knowledge, based solely on review of the copies of reports furnished to the Registrant and written representations that no other reports were required, during the year ended December 31, 1994 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation

(a)(b)(2)(i)(ii)(iii) The following table provides information concerning the annual compensation for the Registrant's Chief Executive Officer (CEO) and the four most highly compensated executive officers other than the CEO as of December 31, 1994.


            			      Summary Compensation Table
----------------------------------------------------------------------------
								                                              Annual Compensation
							                                       -------------------------------
Name and Principal                                               Other Annual
Position                      Year             Salary    Bonus   Compensation
Wilford C. Lyon, Jr.          1994            369,409      0          0
Chairman of the Board &       1993            345,748      0          0
Chief Executive Officer       1992            364,922      0          0

Jacob F. Bryan  IV            1994            315,060      0          0
President                     1993            297,151      0          0
Director                      1992            309,481      0          0

Boyd E. Lyon, Sr.             1994            254,928      0          0
Vice President                1993            240,977      0          0
Treasurer & Director          1992            249,668      0          0

Kendall G. Bryan              1994            240,348      0          0
Vice President                1993            229,054      0          0
Secretary & Director          1992            244,959      0          0

Guy Marvin, III               1994            173,971      0          0
Assistant Secretary and       1993            162,906      0          0
General Counsel               1992            176,298      0          0


           		     Summary Compensation Table (continued)
-----------------------------------------------------------------------------

                                   						  Long-Term Compensation
				                              ----------------------------------------
					                          Restricted                         All
Name and Principal               Stock     Options   LTIP        Other
Position                   Year  Awards     SAR's   Payouts   Compensation

Wilford C. Lyon, Jr.       1994    0         0        0         27,912
Chairman of the Board &    1993    0         0        0         27,535
Chief Executive Officer    1992    0         0        0         27,134

Jacob F. Bryan  IV         1994    0         0        0         19,612
President                  1993    0         0        0         19,365
Director                   1992    0         0        0         19,137

Boyd E. Lyon, Sr.          1994    0         0        0         30,473
Vice President             1993    0         0        0         29,991
Treasurer & Director       1992    0         0        0         29,541

Kendall G. Bryan           1994    0         0        0         16,019
Vice President             1993    0         0        0         15,872
Secretary & Director       1992    0         0        0         15,754

Guy Marvin, III            1994    0         0        0          9,822
Assistant Secretary and    1993    0         0        0          9,736
General Counsel            1992    0         0        0          9,655

Amounts reported as "All Other Compensation" represent premiums paid by the Registrant for insurance policies issued in connection with a Deferred Death Benefit Plan for Key Personnel.

(f)(1)(i) The following table shows estimated annual benefits payable, determined primarily by final compensation and years of service, pursuant to the Registrant's defined benefit plan as well as its nonqualified, unfunded benefit plan. This latter plan provides benefits to eligible executives who would otherwise be entitled to reduced retirement and other benefits under the Company's existing plans due to the imposition of the Internal Revenue Code limitations on contributions, benefits and compensation.


                         			   Pension Plan Table

					                           Years of Service
		              ----------------------------------------------
  Remuneration    15        20        25       30         35
    $125,000   $41,138   $54,850  $ 68,563  $ 82,275  $ 95,988
     150,000    49,950    66,600    83,250    99,900   116,550
     175,000    58,763    78,350    97,938   117,525   137,113
     200,000    67,575    90,100   112,625   135,150   157,675
     225,000    76,388   101,850   127,313   152,775   178,238
     250,000    85,200   113,600   142,000   170,400   198,800
     300,000   102,825   137,100   171,375   205,650   239,925
     400,000   138,075   184,100   230,125   176,150   322,175
     450,000   155,700   207,600   259,500   311,400   363,300
     500,000   173,325   231,100   288,875   346,650   404,425



Item 11.  Executive Compensation (Continued)

(ii)(A)The Pension Plan Table uses the average of an individuals highest consecutive five years of earnings as a basis upon which to calculate benefits.
 The compensation covered by the plans includes all amounts reported in the above Summary Compensation Table under Annual Compensation.

(B)The years of service for the named executive officers are: Wilford C. Lyon, Jr., 36; Jacob F. Bryan IV, 28; Boyd E. Lyon, Sr., 33; Kendall G. Bryan, 25; and Guy Marvin, III, 15.

(C)Under the plan, eligible employees are entitled to annual pension benefits beginning at normal retirement age (65 to 67 depending on participants' year of birth) equal to the sum of: (1) 1.6% of average earnings of the highest five years multiplied by number of years of service not to exceed 35 years; and (2) .75% of average earnings in excess of Social Security wages multiplied by number of years of service, not to exceed 35 years.

(g)All directors who are not employees of the Registrant or one of its subsidiaries receive $1,000 for each board meeting that the director attends, $250 for each telephone meeting the director participates in and $250 for each committee meeting of the Board that the non-employee director attends.

(j)(2)The Registrant uses the Hay point-factor job evaluation system which applies to all employees, including the Chief Executive Officer and executive officers. Each year the CEO selects members of the Board of Directors to evaluate his performance. During the last fiscal year, these members were Jacob F. Bryan, IV, William G. Howard and Kendall G. Bryan. Overall increases, which are tied to performance evaluations and the evaluation system, are approved by the full Board. The CEO evaluates all other named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)The principal holders of voting securities (Voting Common Stock, Par Value $1.00) of the Registrant as of February 8, 1995 are:

Name and Address of            Amount and Nature of      Percent
  Beneficial Owner             Beneficial Ownership      of Class

George M. Baldwin                  1,033,288(1)           18.1%
2929 Murray Road
Orange Park, Florida

James L. Baldwin                   1,033,088(1)           18.1
2753 Haver Hill Ct.
Clearwater, FL

Frederick E. Williams              1,032,888(1)           18.1
109 North Street
Neptune Beach, Florida
	and
John G. Grimsley
50 North Laura Street
Jacksonville, FL


Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

Name and Address of            Amount and Nature of      Percent
  Beneficial Owner             Beneficial Ownership      of Class

Lucy B. Gooding                      981,612               17.2
2970 St. Johns Avenue
Jacksonville, Florida

Jacob F. Bryan IV                    865,598(2)            15.1
5249 Yacht Club Road
Jacksonville, Florida

Julia Olive Craig Brooke             834,516(2)            14.6
467 Ortega Blvd.
Jacksonville, Florida

G. Howard Bryan                      829,612(2)           14.5
1596 Lancaster Terrace
Jacksonville, Florida

Boyd E. Lyon, Sr.                    351,022(4)            6.1
129 Middleton Place
Ponte Vedra Beach, Florida

(b)The following table shows as to each class of equity securities of the Registrant, the number of shares owned beneficially, directly or indirectly, by each director and named executive officers, and by all directors and officers of the Registrant as a group as of February 8, 1995. In some instances more than one beneficial owner is listed for the same securities. Shares held beneficially by spouses or relatives of such officers and directors may be included.

                 				      Amount and Nature of
				                     Beneficial Ownership and
				                          Title of Class            Percent of Class
    Name of                       Common                    Common
 Beneficial Owner          Voting       Nonvoting      Voting   Nonvoting

George M. Baldwin        1,033,288(1)                   18.1%

Lucy B. Gooding            981,612      1,222,340       17.2        16.4

Jacob F. Bryan IV          865,598(2)   1,075,594(3)    15.1        14.5

G. Howard Bryan            829,612(2)   1,032,396(3)    14.5        13.9

Boyd E. Lyon, Sr.          351,022(4)                    6.1

Wilford C. Lyon, Jr.       176,357(5)                    3.1

Patricia H. Doane           92,102            620        1.6

Michael C. Lyon             49,531            100         .9

Carter B. Bryan             36,400         32,642         .6          .4

Kendall G. Bryan            34,400         13,877         .6          .2


Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

                     			    Amount and Nature of
			                     	 Beneficial Ownership and
				                         Title of Class            Percent of Class
      Name of                    Common                     Common
  Beneficial Owner         Voting       Nonvoting      Voting   Nonvoting

William G. Howard            2,474

David A. Skup                                462

All directors and
officers as a group      3,526,372     2,371,415        61.7        31.9

(1) Includes 1,032,888 shares held of record by a trust under the will of Grace
D. Coburn, deceased. Frederick E. Williams and John G. Grimsley are trustees. George M. Baldwin and James L. Baldwin are beneficiaries of the trust.

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

Item 13. Certain Relationships and Related Transactions

(a)The Registrant's subsidiary, The Independent Life and Accident Insurance Company ("Independent Life"), employs Carter B. Bryan as a manager of its general agency insurance operations, and in 1994 compensated Mr. Bryan $40,387 in salaries associated with his position. In addition, Mr. Bryan received commissions on personal insurance sales and overwrites from the sales of other agents he manages. Much of these operations involved the sale of Independent Life's small employer group insurance products, a line of business Independent Life withdrew from effective June 30, 1994. Independent Marketing Group, Inc. and Independent Life have worked closely to find replacement coverage for all terminated policyholders with another insurance carrier.

Item 13. Certain Relationships and Related Transactions (Continued)

(b)The commissions and overwrites described above are paid to Independent Marketing Group, Inc., an entity owned by Mr. Bryan and his wife, and totaled $84,202 in 1994. Independent Marketing Group, Inc., markets products of Independent Life and other insurance companies. Independent Life supplies office space to Mr. Bryan, which is used both by Mr. Bryan in his employment as manager of its general agency insurance operations and by Independent Marketing Group, Inc.


Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

Consolidated Balance Sheets, December 31, 1994 and 1993, incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, pages 37-38.

Consolidated Statements of Operations for years ended December 31, 1994, 1993 and 1992, incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, page 39.

Consolidated Statements of Cash Flows for years ended December 31, 1994, 1993 and 1992, incorporated by reference, Annual Report to Shareholders for year ended December 31, 1994, page 40.

Consolidated Statements of Shareholders' Equity for years ended December 31, 1994, 1993 and 1992, incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, page 41.

Notes to Consolidated Financial Statements for the three years ended December 31, 1994, incorporated by reference, Annual Report to
Shareholders for year ended December 31, 1994, pages 42-60.

(2) Financial Statement Schedules

Consolidated Summary of Investments - Other Than Investments in Affiliates (Schedule I), incorporated by reference, Annual Report to Shareholders for the year ended December 31, 1994, page 48.

Condensed Financial Information of the Registrant (Schedule II)

Supplementary Insurance Information  (Schedule III)

Reinsurance  (Schedule IV)

All other financial statements and schedules are omitted because of the absence of conditions under which they are required or because the required information is included elsewhere herein.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

(3) Exhibits

(3) Articles of incorporation currently in effect incorporated by reference as filed as an exhibit with the Registrants 1989 Form 10-K under Item 14(3)(c) and by-laws of the Registrant currently in effect incorporated by reference as filed December 20, 1990, with report Form 8-K.

(4) Instruments defining rights of security holders incorporated by reference as filed as an exhibit with the Registrant's Registration Statement No. 2-69530 on Form S-14 which became effective November 20, 1980,and as included or amended in articles of incorporation.

(10)Material contracts -

(1)Deferred Death Benefit Plan for Key Personnel of the Registrant and its subsidiaries incorporated by reference as previously filed as an exhibit with the Registrant's Form 10-K, December 31, 1981.

(2)Medical Reimbursement Plan covering benefits of certain employees of the Registrant or its affiliates incorporated by reference as previously filed as an exhibit with the Registrant's Form 10-K, December 31, 1990.

(3)Independent Life Invest Plan - 401(K) incorporated by reference as previously filed with the Registrant's Form S-8, Registration No. 33-35785.

(5)The Registrant's Exchange Agreement incorporated by reference as previously filed as an exhibit with the Registrant's Form 10-K, December 31, 1990.

(13)Portions of the Annual Report to Shareholders for the year ended December 31, 1994.

(21)The Registrant's subsidiaries include the following companies and their wholly owned subsidiaries, all of which are incorporated under the laws of the state of Florida:

	(A)The Independent Life and Accident Insurance Company
	(B)Independent Fire Insurance Company
	(C)Independent Fire Insurance Company of Florida
	(D)Thomas Jefferson Insurance Company
	(E)Independent Investment Advisory Services, Inc.
	(F)Independent Real Estate Management Corporation
	(G)Independent Property & Casualty Insurance Company

(23)Consent of Independent Certified Public Accountants -

(27)Financial Data Schedule filed electronically

(b) There were no reports on Form 8-K filed for the three months ended December 31, 1994.

(c) The Registrant previously filed exhibits listed above in Item 14
    (a)(3)- (3),(4) and (10).

(d) The following pages include the Financial Statement Schedules of the Registrant required by Regulation S-X which are excluded from the Annual Report to shareholders.





                                                   							     SCHEDULE II

		                   INDEPENDENT INSURANCE GROUP, INC.
	              CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                      			   BALANCE SHEETS
		                    DECEMBER 31, 1994 AND 1993
			                         (000 OMITTED)


			                           	ASSETS

			                                         			       1994         1993

Cash                                              $        69   $      556

Short-term investments                                  1,540        2,497

Investment in subsidiaries - continuing
 operations                                           257,233      307,196

Real estate - net                                       6,471        6,899

Income taxes receivable (payable)                       5,906      (9,522)

Other assets                                            3,347        4,044
						                                            -----------  -----------
	       Total                                     $   274,566   $  311,670
                                          						  ===========   ==========


		                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                     $     6,000   $    6,200

Due to (from) subsidiaries
 - federal income taxes                                 1,308      (11,052)
						                                            -----------   -----------
      Total liabilities                                 7,308       (4,252)
                                          						  -----------   -----------
Shareholders' equity:
  Voting common stock                                   5,725       6,100
  Nonvoting common stock                                8,981       8,606
  Additional paid-in capital                            6,378       6,378
  Net unrealized gain (loss) on equity
   securities held by subsidiaries                    (31,222)      25,393
  Retained earnings                                   301,947      293,996
  Treasury stock - at cost - nonvoting
   common stock, 1,542 shares                         (24,551)     (24,551)
                                           					  -----------   ----------
      Total shareholders' equity                      267,258      315,922
                                          						  -----------   ----------
       	Total                                     $   274,566   $  311,670
                                          						  ===========   ==========



  See notes to condensed finanacial statements





                                                   					      SCHEDULE II


                    			INDEPENDENT INSURANCE GROUP, INC.
             		CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

		                 STATEMENTS OF INCOME AND RETAINED EARNINGS
	              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
				                             (000 OMITTED)

					                                      1994         1993         1992
Revenues:
  Interest income                        $    116     $    352    $      94
  Other income                              1,216        1,435        2,185
  Realized gains                               29          -             -
                                   					  -------      -------    ---------
      	Total                                1,361        1,787        2,279
					                                     -------      -------    ---------
Costs and Expenses:
  Interest expense                            372          330        1,019
  Professional services                       166          293          133
  Real estate expenses                        352          350          381
  Taxes, licenses and fees                    738          (51)         183
  Other expenses                              335          422          568
                                   					  -------      -------     --------
       	Total                               1,963        1,344        2,284
					                                     -------      -------     --------
Income (loss) before income taxes and
 equity in income of consolidated
 subsidiaries                                (602)         443           (5)

Provision (credit) for income taxes          (210)         123           (1)
					                                      -------     -------      --------

Income (loss) before equity in income
 of consolidated subsidiaries                (392)         320           (4)

Equity in income (loss) of consolidated
 subsidiaries- continuing operations
 (including $7,850,  $2,150 and $7,600
 of dividends received from subsidiaries)  11,502      (43,885)     (16,990)

Equity in income of subsidiaries-
 discontinued operations (including $0,
 $173 and $600 of dividends received)        -             465        1,906

Gain on disposition of discontinued
 operations                                  -           6,904           -

Cumulative effect of change in
 accounting principles                       -             (66)          -
					                                     -------     --------    ---------
Net income (loss)                          11,110      (36,262)     (15,088)

Retained Earnings, Beginning of Year      293,996      333,417      360,089

  Less:  Dividends to shareholders
      $.24, $.24 and $.88 per share)        3,159        3,159       11,584
                                   					---------   ----------   ----------
Retained earnings, end of year          $ 301,947   $  293,996   $  333,417
                                   					=========   ==========   ==========


    See notes to condensed financial statements







	                                                  						       SCHEDULE II


                   			    STATEMENTS OF CASH FLOWS
              		FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
				                          (000 OMITTED)

                                         						  1994      1993       1992

Operating Activities:

  Net income (loss)                         $   11,110  $ (36,262)  $ (15,088)

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Change in -
     Liability for income taxes                (15,428)    (2,545)     20,852
     Other assets and other liabilities            789     (4,446)        305
     Due to subsidiaries  for income taxes      12,360     (3,260)    (10,662)
    Equity in (income) loss of consolidated
     subsidiaries- continuing operations       (11,502)    43,885      16,990
    Equity in (income) of  subsidiaries
     discontinued operations                         -       (465)     (1,906)
    Gain from discontinued operations
     (net of taxes)                                  -     (6,904)         -
    Dividends received from consolidated
     subsidiaries - continuing operations        7,850      2,150       7,600
    Dividends received from subsidiaries -
     discontinued operations                        -         173         600
    Realized gains                                 (29)        -           -
    Depreciation of property and equipment         336        378         340
    Cumulative effect of change in
	accounting principles                       -          66          -

     Net cash provided (used) by            ----------  ---------   ---------
      operating activities                       5,486     (7,230)     19,031
					                                       ----------  ---------   ---------

Investing Activities:

  Sales, maturities or payments from
   short-term investments                          986         -           -
  Purchase of short-term investments                -      (2,127)         (9)
  Cash from sale of discontinued operations         -      22,573          -
  Investment in subsidiary                      (3,000)    (8,500)     (2,150)

     Net cash provided (used) by            ----------  ---------   ---------
      investing activities                      (2,014)    11,946      (2,159)
                                   					    ----------  ---------   ---------

Financing Activities:

  Reductions in mortgage loans payable              -          -       (8,135)
  Additions to notes payable                    10,000      4,000      13,092
  Reductions in notes payable                  (10,800)    (5,200)    (10,018)
  Dividends to shareholders                     (3,159)    (3,159)    (11,584)
                                    					    ----------  ---------   ---------
     Net cash used by financing activities      (3,959)    (4,359)    (16,645)
					                                        ----------  ---------   ---------
Increase (Decrease) in Cash                       (487)       357         227

Cash, Beginning of Year                            556        199         (28)
					                                        ----------  ---------   --------
Cash, End of Year                           $       69  $     556   $     199
                                   					    ==========  =========   =========



See notes to condensed financial statements.



NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1:
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Independent Insurance Group, Inc. and its wholly owned subsidiaries.

Note 2:
Notes payable at December 31 consists of the following (000 omitted):

                                  					    1994          1993

6.250% Bank term loan                      $3,000        $3,800
7.063% 182-day note                         1,500            -
7.688% 365-day note                         1,500            -
4.000% 180-day note                            -          3,000
                                           ------        ------
                                   					   $6,000        $6,800
				                                       ======        ======
The Company also has available another $24,000,000 short-term line of credit with one bank which can be terminated at any time by the bank.  As of December
31, 1994, $1,500,000 of this line of credit was utilized.


Note 3:
In late 1992, a jury returned a verdict in the amount of $6,200,000 in a policy-related lawsuit against the Registrant's principal subsidiary, Independent Life. This verdict was appealed to the Alabama Supreme Court which reduced the verdict to $4,200,000. The Company further petitioned the Alabama Supreme Court in an attempt to eliminate or further reduce this verdict. On March 28, 1995 the Registrant was notified that its petition has been denied. The Company has continued to conservatively reserve for this verdict in its 1994 financial statements


                                                							      SCHEDULE III

	                INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
		                     SUPPLEMENTARY INSURANCE INFORMATION
	               FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
				                              (000 OMITTED)


	  COLUMN A                      COLUMN B        COLUMN C        COLUMN D

					                                         	 Policy
			                              Deferred        Reserves
				                              Policy       Losses, Claims     Unearned
	  Segment                      Acq. Costs    & Loss Expenses     Premiums

Year Ended December 31, 1994

  Life                            $161,988          $753,962        $2,194
  Property and casualty              3,547            19,472        21,258
  Accident and health               29,518            64,567            -
  Other                                 -                 -             -
				                              --------          --------       -------
      Total                       $195,053          $838,001       $23,452
                            				  ========          ========       =======
Year Ended December 31, 1993

  Life                            $159,842          $754,960        $2,457
  Property and casualty              3,491            40,478        39,387
  Accident and health               33,387            64,524            -
  Other                                 -                 -             -
                            				  --------          --------       -------
      Total                       $196,720          $859,962       $41,844
                            				  ========          ========       =======
Year Ended December 31, 1992

  Life                            $157,616          $752,875        $4,236
  Property and casualty             16,062            72,129        75,369
  Accident and health               33,750            71,994           -
  Other                                 -                 -            -
                            				  --------          --------       -------
      Total                       $207,428          $896,998       $79,605
                            				  ========          ========       =======





	  COLUMN A                    COLUMN E        COLUMN F        COLUMN G

				                          Other Policy
			                            Claims and                          Net
			                            	Benefits         Premium       Investment
	  Segment                       Payable         Revenue         Income*

Year Ended December 31, 1994

  Life                              -               $167,385       $59,909
  Property and casualty             -                 45,677         4,222
  Accident and health               -                 58,520         4,547
  Other                             -                                (160)
                     			      --------              --------       -------
      Total                         -               $271,582       $68,518
                     			      ========              ========       =======
Year Ended December 31, 1993

  Life                              -               $177,102       $62,063
  Property and casualty             -                100,136         6,422
  Accident and health               -                 94,441         5,142
  Other                             -                                   79
			                           --------              --------       -------
      Total                         -               $371,679       $73,706
                     			      ========              ========       =======
Year Ended December 31, 1992

  Life                              -               $174,100       $64,108
  Property and casualty             -                151,482        12,380
  Accident and health               -                101,426         5,550
  Other                             -                                   30
			                           --------              --------       -------
      Total                         -               $427,008       $82,068
                     			      ========              ========       =======




	  COLUMN A                    COLUMN H           COLUMN I       COLUMN J

                          		   		Benefits,
				                              Claims,         Amortization
				                              Losses          of Deferred
				                                 &              Policy           Other
			                              Settlement        Acquisition      Operating
	  Segment                        Expenses            Costs         Expenses#

Year Ended December 31, 1994

  Life                             $88,911           $27,134      $110,617
  Property and casualty             26,384             7,806        15,517
  Accident and health               16,703             9,176        33,816
  Other                                 -                 -          2,927
                            				  --------           -------      --------
      Total                       $131,998           $44,116      $162,877
                            				  ========           =======      ========
Year Ended December 31, 1993

  Life                             $99,385           $24,831      $105,724
  Property and casualty             77,282            19,724        53,338
  Accident and health               37,161             5,926        49,030
  Other                                 -                 -          2,609
                            				  --------           -------      --------
      Total                       $213,828           $50,481      $210,701
                            				  ========           =======      ========
Year Ended December 31, 1992

  Life                            $102,014           $23,235      $104,027
  Property and casualty            150,962            20,944        52,548
  Accident and health               45,469             5,864        56,390
  Other                                 -                 -          1,735
                            				  --------           -------      --------
      Total                       $298,445           $50,043      $214,700
                            				  ========           =======      ========




	  COLUMN A                      COLUMN K



		                             		Premiums
	  Segment                        Written

Year Ended December 31, 1994

  Life
  Property and casualty            $37,929
  Accident and health               58,520
  Other

      Total

Year Ended December 31, 1993

  Life
  Property and casualty            $52,764
  Accident and health               94,441
  Other

      Total

Year Ended December 31, 1992

  Life
  Property and casualty           $132,370
  Accident and health              101,426
  Other

      Total


* The allocation of net investment income to life and accident and health is based on the ratio of mean liabilities (primarily, policy reserves and claims payable) attributrd to life and to accident and health to total mean liabilities. Property and casualty net investment income is directly allocated. Other net investment income is that of noninsurance subsidiaries.

# Expenses not directly identifiable to any line of business are allocated on bases considered reasonable under the circumstances.











                                                    							  SCHEDULE IV

           		INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
		                          		 REINSURANCE
	           FOR THE YEARS ENDED DECEMBER 31, 1994 1993 AND 1992
	                          			(OOO OMITTED)


	 COLUMN A                   COLUMN B   COLUMN C   COLUMN D  COLUMN E  COLUMN F

						                                              Assumed          Percentage
					                                   Ceded to     From             of Amount
			                            Gross      Other      Other      Net    Assumed
			                           Amount    Companies  Companies   Amount   to Net

Year Ended December 31, 1994

Life insurance in force*    $   7,320  $    378   $     1    $   6,943   .01%
			                         =========  ========   =======    =========
Insurance Premiums:
  Life                      $ 176,289  $  8,899   $    (5)   $ 167,385    -
  Property and casualty        77,137    32,360       900       45,677   .20%
  Accident and health          65,399     6,878        (1)      58,520    -
                     			    ---------  --------   -------    ---------
      Total                 $ 318,825  $ 48,137   $   894    $ 271,582   .33%
                     			    =========  ========   =======    =========

Year Ended December 31, 1993

Life insurance in force*    $   7,733  $    237   $     2    $   7,498   .03%
			                         =========   =======   =======    =========
Insurance Premiums:
  Life                      $ 179,921  $  2,841   $    22    $ 177,102  (.01 )%
  Property and casualty       182,309    82,945       772      100,136   .77 %
  Accident and health          95,533     1,101         9       94,441  (.01)%
                     			    ---------  --------   -------    ---------
      Total                 $ 457,763  $ 86,887   $   803    $ 371,679   .22 %
                     			    =========  ========   =======    =========

Year Ended December 31, 1992

Life insurance in force*    $    7,719 $    247   $     4    $   7,476   .05 %
                     			    ========== ========   =======    =========
Insurance Premiums:
  Life                      $  176,418 $  2,318   $    -     $ 174,100     -
  Property and casualty        211,994   61,627     1,115      151,482   .74 %
  Accident and health          102,187      761         -      101,426     -
                     			    ---------- --------   -------    ---------
      Total                 $  490,599 $ 64,706   $ 1,115    $ 427,008   .25 %
                     			    ========== ========   =======    =========
* In Millions






	                                                          							Exhibit 24



	Consent of Independent Auditors



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Independent Insurance Group, Inc. of our report dated March 1, 1995, included in the 1994 Annual Report to Shareholders of Independent Insurance Group, Inc.

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

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-35785) pertaining to the Independent Life Invest Plan of our report dated March 1, 1995, with respect to the consolidated financial statements incorporated herein by reference and our report included in the preceding paragraph with respect to the financial statement schedules included in the Annual Report (Form 10-K) of Independent Insurance Group, Inc.

Ernst & Young LLP



Jacksonville, Florida
March 29, 1995






				    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) INDEPENDENT INSURANCE GROUP, INC.




BY                                                         March 29, 1995
   Wilford C. Lyon, Jr., Chairman of the Board and Chief Executive Officer



BY                                                         March 29, 1995
   Jacob F. Bryan, IV, President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



BY                                                          March 29, 1995
   Boyd E. Lyon, Sr., Director, Treasurer (Chief Financial and Accounting
    Officer)



BY                                                           March 29, 1995
   Kendall G. Bryan, Director



BY                                                           March 29, 1995
   William G. Howard, Director


BY                                                           March 29, 1995
   Michael C. Lyon, Director