Form 10-Q
period 1995-03-31
INDEPENDENT INSURANCE GROUP INC
filed 1995-05-16
CIK 319735

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.
                             20549

                           FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 1.3 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



For  the Quarter Ended March 31, 1995  Commission File  No:  0-9649


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

         Class                      Outstanding at May 6, 1995
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

Part II. Other Information



           INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                   MARCH 31, 1995 AND DECEMBER 31, 1994
                              (000 OMITTED)




                                               March 31     December 31
                                                 1995           1994
ASSETS                                        -----------    -----------

Investments:
  Debt securities - available for sale      $    625,341    $    603,421
  Debt securities - held to maturity              50,892          51,048
  Equity securities                              165,547         156,596
  Mortgage loans                                 141,231         143,677
  Real estate                                     16,561          17,110
  Policy loans                                    34,222          33,967
  Short-term investments                          17,895          13,728
                                             -----------    -----------
        Total investments                      1,051,689       1,019,547

Cash                                               4,741          10,533

Reinsurance recoverables                          16,432          26,290

Property, furniture and equipment                 44,965          45,770

Deferred policy acquisition costs                193,900         195,053

Accounts and notes receivable                      5,129           6,145

Income tax receivable                             15,109          15,790

Other assets                                      42,539          44,636
                                             -----------     -----------
         TOTAL                               $ 1,374,504    $  1,363,764
                                             ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy reserves                             $    851,997    $    861,453

Policyholders' funds                             104,316         103,771

Postretirement and postemployment benefits        70,973          70,501

Other liabilities                                 52,064          53,281

Notes payable                                      5,800           7,500
                                             -----------     -----------
       Total liabilities                       1,085,150       1,096,506
                                             -----------     -----------
Shareholders' equity:
  Voting common stock                              5,720           5,725
  Nonvoting common stock                           8,986           8,981
  Additional paid-in capital                       6,378           6,378
  Net unrealized gain on equity                  (11,180)        (31,222)
securities
  Retained earnings                              304,001         301,947
  Treasury stock-at cost:
   Nonvoting common stock, 1,542 shares          (24,551)        (24,551)
                                             -----------     -----------
       Total shareholders' equity                289,354         267,258
                                             -----------     -----------
         TOTAL                               $ 1,374,504     $ 1,363,764
                                             ===========     ===========

   See notes to consolidated condensed financial statements.


     INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS  ENDED MARCH 31, 1995 AND 1994
           (000 OMITTED EXCEPT PER SHARE AMOUNTS)

                                         Three Months Ended March 31
                                         ---------------------------
                                               1995          1994
                                            ----------     ---------
Premium and other income                    $  67,272     $  73,386

Net investment income                          16,941        16,262

Realized investment gains                         602           219
                                            ---------     ---------
   Total                                       84,815        89,867
                                            ---------     ---------
Benefits                                       33,572        41,270

Policy reserve increase                         1,125        (3,855)

Amortization of deferred
 policy acquisition costs                      10,010        14,564

Other operating expenses                       36,019        38,454
                                            ---------     ---------
    Total                                      80,726        90,433
                                            ---------     ---------
Income (loss)  before income taxes              4,089          (566)
                                            --------      ---------
Provison (credit) for income taxes:
 Current                                        1,208           758
 Deferred                                          37        (1,337)
                                            ---------     ---------
    Total                                       1,245          (579)
                                            ---------     ---------

Net income                                 $    2,844     $      13
                                           ==========     =========

Per share
Net income                                    $  0.06        $ 0.00
Dividends                                     $  0.06        $ 0.06
Weighted average number of shares
 outstanding (in thousands)                    13,165        13,165


  See notes to consolidated condensed financial statements.








             INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (000 OMITTED)


                                                    1995         1994
                                                  --------     --------
OPERATING ACTIVITIES:
  Net Income (loss)                               $   2,844    $     13
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Change in -
        Accrued policy reserves and benefits         (2,594)    (21,653)
        Accounts receivable, unearned premiums       (5,116)      7,948
        Other assets and other liabilities           10,595       1,427
        Accrued and unearned investment income           26        (343)
        Liability for income taxes                       (5)       (579)
      Amortization of policy acquisition costs       10,010      14,564
      Deferral of policy acquisition costs           (8,857)    (11,094)
      Depreciation of property and equipment          1,075       1,048
      Purchase of property and equipment               (270)       (122)
      Net realized (gains) on investments              (602)       (219)
                                                   ---------   ---------
          NET CASH  PROVIDED (USED) BY
           OPERATING ACTIVITIES                       7,106      (9,010)
                                                   ---------   ---------

INVESTING ACTIVITIES:
  Sales, maturities or payments from
     investments and loans                           38,823      82,217
  Purchases of investments and loans granted        (49,776)    (87,607)
                                                   ---------   ---------
          NET CASH  (USED) BY
           INVESTING ACTIVITIES                     (10,953)     (5,390)
                                                   ---------   ---------

FINANCING ACTIVITIES:
  Additions to notes payable                                      7,000
  Reductions in notes payable                        (1,700)       (200)
  Receipts credited to policyholders' funds           5,901       6,329
  Return of policyholders' funds                     (5,356)     (4,637)
  Dividends to shareholders                            (790)       (790)
                                                  ----------   ---------
          NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                     (1,945)      7,702
                                                  ----------   ---------
INCREASE (DECREASE) IN CASH                          (5,792)     (6,698)

CASH, BEGINNING OF YEAR                              10,533      13,451
                                                  ----------   ---------
CASH, AS OF MARCH 31                              $   4,741    $  6,753
                                                  ==========   =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in satisfaction of debt    $     232    $  1,492
                                                  ==========   =========



          See notes to consolidated condensed financial statements.




        INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                           (000 OMITTED)




                                                   Capital Stock $1 Par
                                                    (Shares and Amounts)
                                                  -----------------------
                                                  Voting        Nonvoting
                                                  -------       ---------

Balance, December 31, 1993                        $  6,100      $  8,606
  Net income (loss):
    Income (loss) from continuing operations
  Dividends to shareholders ($.06 per share)
  Issue and (retirement) of stock                     (186)          186
  Adjustment of debt securities available for sale
and
   equity securities to market (net of taxes)
                                                  ---------     ---------
Balance, March 31, 1994                           $  5,914      $  8,792
                                                  =========     =========


Balance, December 31, 1994                        $  5,725      $  8,981
  Net income (loss):
    Income (loss) from continuing operations
  Dividends to shareholders ($.06 per share)
  Issue and (retirement) of stock                       (5)            5
  Adjustment of debt securities available for sale
   and equity securities to market (net of taxes)
                                                  ---------     ---------
Balance, March 31, 1995                           $  5,720      $  8,986
                                                  =========     =========



     See notes to consolidated condensed financial statements.







        INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                           (000 OMITTED)


                                                               Net Unrealized
                                                               Gain (Loss) on
                                                               Debt Securities
                                                                Available for
                                                                   Sale and
                                                   Additional        Equity
                                                    Paid-in       Securities
                                                    Capital       net of tax
                                                 -------------  ---------------

Balance, December 31, 1993                       $   6,378         $ 25,393
  Net income (loss):
    Income (loss) from continuing operations
  Dividends to shareholders ($.06 per share)
  Issue and (retirement) of stock
  Adjustment of debt securities available for
    sale and equity securities to market
    (net of taxes)                                                  (23,415)
                                                  ---------        ---------
Balance, March 31, 1994                           $  6,378         $  1,978
                                                  =========        =========



Balance, December 31, 1994                        $  6,378         $(31,222)
  Net income (loss):
    Income (loss) from continuing operations
  Dividends to shareholders ($.06 per share)
  Issue and (retirement) of stock
  Adjustment of debt securities available for
sale and
   equity securities to market (net of taxes)                        20,042
                                                  ---------        ---------
Balance, March 31, 1995                           $  6,378         $(11,180)
                                                  =========        =========


     See notes to consolidated condensed financial statements.



        INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                           (000 OMITTED)





                                                            Treasury Stock
                                              Retained     -----------------
                                              Earnings     Shares    Amounts
                                              --------     ------    -------

Balance, December 31, 1993                   $ 293,996    (1,542)    (24,551)
  Net income (loss):
    Income (loss) from continuing operations        13
  Dividends to shareholders ($.06 per share)      (790)
  Issue and (retirement) of stock
  Adjustment of debt securities available for
   sale and equity securities to market
   (net of taxes)
                                             ---------    -------    --------
Balance, March 31, 1994                      $ 293,219    (1,542)    (24,551)
                                             =========    =======    ========



Balance, December 31, 1994                   $ 301,947    (1,542)    (24,551)
  Net income (loss):
    Income (loss) from continuing operations     2,844
  Dividends to shareholders ($.06 per share)      (790)
  Issue and (retirement) of stock
  Adjustment of debt securities available for
    sale and equity securities to market
    (net of taxes)
                                             ---------    -------    --------
Balance, March 31, 1995                      $ 304,001    (1,542)    (24,551)
                                             =========    =======    ========


     See notes to consolidated condensed financial statements.



        INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                           (000 OMITTED)







                                                           Total
                                                           -----

Balance, December 31, 1993                               $ 315,922
  Net income (loss):
    Income (loss) from continuing operations                    13
  Dividends to shareholders ($.06 per share)                  (790)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale
and
   equity securities to market (net of taxes)              (23,415)
                                                         ----------
Balance, March 31, 1994                                  $ 291,730
                                                         ==========



Balance, December 31, 1994                               $ 267,258
  Net income (loss):
    Income (loss) from continuing operations                 2,844
  Dividends to shareholders ($.06 per share)                  (790)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale
and
   equity securities to market (net of taxes)               20,042
                                                         ---------
Balance, March 31, 1995                                  $ 289,354
                                                         =========


     See notes to consolidated condensed financial statements.






       INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994.




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

During the first quarter of 1995, every group of companies within the corporation produced better results over the year-ago period. Net income totaled $2.8 million or $.22 per share compared with $13 thousand or $.00 per share in 1994. Results for 1995 reflect Home Service operations, while 1994 reflected premiums, costs and expenses of both Home Service operations and lines of non-Home Service business which were in a wind-down stage. Comparisons between periods are becoming easier since they no longer include restructure charges, discontinued operations or the cumulative effect of required accounting changes.

Pretax income totaled $3.5 million in the current quarter, an increase of $4.3 million from the first quarter of 1994. This comparison excludes realized investment gains, because such gains generally vary between quarters due to market conditions and investment strategies. Results of a year-ago were weakened by recording estimated settlements on several lawsuits in Alabama, and from losses in our group lines of business which we completed exiting at the end of 1994.

Thusfar in 1995, Home Service premium revenue is slightly below the level of similar premiums a year ago. Home Service property/casualty premiums have grown due to product demand in this segment, however, this growth was offset by a decrease in life Home Service premiums. Life premium production in the first two quarters of 1994 was enhanced by a special marketing campaign introduced in late 1993. Accident/health production of our recently introduced Loss of Time policy virtually offset the runoff of the hospitalization product we stopped selling in 1994. As previously reported, a major objective and challenge is to increase premium revenue, particularly in the life and health lines.

The Company had previously reported four successive quarters of improved results from continuing operations. Results this quarter were not as strong as those reported in the last three months of 1994. This is primarily due to increased paid and accrued life benefits, which historically have been higher in our early quarters. Investment income, following a period of lower interest rates and pressured cash flow during our restructuring, appears to have leveled and is beginning to increase.

Book value per share totaled $21.98, an improvement of $1.68 per share during the current three months. This increase stems from net income, plus a gain of $1.53 in book value per share due to recording an increase in the market value of our fixed maturity and equity security investments. The change in market value is recorded in shareholders' equity in accordance with accounting standards. As previously communicated, the market value of our fixed-maturity portfolio will fluctuate between periods due to changing interest rates. The increase in market value this quarter partially offsets the decrease the Company experienced in 1994.

In other areas, at the annual shareholders' meeting held in April, the Board of Directors, as recommended, were elected for a
one-year term.   At the ensuing board meeting a regular
quarterly cash dividend was declared. A dividend of 6 cents per share on both voting and nonvoting common stock is payable on June 1, 1995, to shareholders of record on May 11, 1995.



PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders of the Registrant held on April 12, 1995, the following were elected Directors for the ensuing year:

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

      (b) There were no reports on Form 8-K filed for the three months ended March 31, 1995.




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INDEPENDENT INSURANCE GROUP, INC.
                                      (Registrant)




Date: May 13, 1995  By:
Boyd E. Lyon, Sr., Vice President,
                       Treasurer and Chief Financial
                       Officer