Form 10-Q
period 1995-06-30
INDEPENDENT INSURANCE GROUP INC
filed 1995-08-15
CIK 319735

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.
                             20549

                           FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 1.3 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1995    Commission File No: 0-9649


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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                      Outstanding at August 6, 1994
Voting Common Stock, $1.00 Par Value            5,704,576
Nonvoting Common Stock, $1.00 Par Value         7,459,924





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

  Part II. Other Information


       INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
               JUNE 30, 1995 AND DECEMBER 31, 1994
                          (000 OMITTED)




                                                 June 30         December 31
                                                   1995             1994
                          ASSETS
Investments:
  Debt securities - available for sale       $    654,801       $   603,421
  Debt securities - held to maturity               51,136            51,048
  Equity securities                               182,498           156,596
  Mortgage loans                                  143,517           143,677
  Real estate                                      11,889            17,110
  Policy loans                                     34,619            33,967
  Short-term investments                           21,104            13,728
                                                       -                 -
        Total investments                       1,099,564         1,019,547

Cash                                                4,485            10,533

Reinsurance recoverables                           15,435            26,290

Property, furniture and equipment                  44,336            45,770

Deferred policy acquisition costs                 186,860           195,053

Accounts and notes receivable                       6,603             6,145

Income tax receivable                               5,446            15,790

Other assets                                       44,987            44,636

         TOTAL                                $ 1,407,716       $ 1,363,764


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Policy reserves                               $  852,060         $ 861,453

Policyholders' funds                             104,593           103,771

Postretirement and postemployment benefits        71,868            70,501

Other liabilities                                 49,779            53,281

Notes payable                                      5,600             7,500

       Total liabilities                       1,083,900         1,096,506

Shareholders' equity:
  Voting common stock                              5,705             5,725
  Nonvoting common stock                           9,001             8,981
  Additional paid-in capital                       6,378             6,378
  Net unrealized gain on equity securities        19,696           (31,222)
  Retained earnings                              307,587           301,947
  Treasury stock-at cost:
   Nonvoting common stock, 1,542 shares          (24,551)          (24,551)

       Total shareholders' equity                323,816           267,258

         TOTAL                              $  1,407,716       $ 1,363,764


    See notes to consolidated condensed financial statements.





    INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    FOR THE SIX MONTHS  ENDED JUNE 30, 1995 AND 1994
         (000 OMITTED EXCEPT PER SHARE AMOUNTS)





                                  Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                   1995       1994         1995       1994

Premium and other income       $ 68,546    $ 72,722     $ 135,818   $ 146,108

Net investment income            16,854      16,780        33,795      33,707

Realized investment
 gains (losses)                    (142)      2,417           460       2,636

    Total                        85,258      91,919       170,073     182,451

Benefits                         30,221      35,170        63,794      76,440

Policy reserve increase
 (decrease)                       1,305      (1,565)        2,429      (5,420)

Amortization of deferred
 policy acquisition costs         8,285      11,956        18,295      26,520

Other operating expenses         40,120      41,090        76,139      80,209

Restructuring credit             (1,100)          0        (1,100)          0

    Total                        78,831      86,651       159,557     177,749

Income before income taxes        6,427       5,268        10,516       4,702

Provison (credit) for income taxes:
 Current                          1,227       1,423         2,435       2,181
 Deferred                           824         201           861      (1,136)

    Total                         2,051       1,624         3,296       1,045


Net income                    $   4,376   $   3,644     $   7,220    $  3,657


Per share
Net income                    $    0.33   $    0.28     $    0.55    $   0.28

Dividends                     $    0.06   $    0.06     $    0.12    $   0.12

Weighted average number of shares
 outstanding (in thousands)       13,165      13,165        13,165      13,165



See notes to consolidated condensed financial statements.

        INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                           (000 OMITTED)


                                                       1995           1994

OPERATING ACTIVITIES:
  Net Income                                       $   7,220        $   3,657
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Change in -
        Accrued policy reserves and benefits            (771)         (30,668)
        Accounts receivable, unearned premiums        (8,395)           2,446
        Other assets and other liabilities             6,117            4,022
        Accrued and unearned investment income           793              (33)
        Liability for income taxes                    (2,154)           9,350
      Amortization of policy acquisition costs        18,295           26,520
      Deferral of policy acquisition costs           (16,404)         (22,209)
      Depreciation of property and equipment           2,165            2,262
      Purchase of property and equipment                (732)            (636)
      Net realized (gains) on investments               (460)          (2,636)
      Restructuring credit                            (1,100)              -

          NET CASH  PROVIDED (USED)
           BY OPERATING ACTIVITES                      4,574           (7,925)


INVESTING ACTIVITIES:
  Sales, maturities or payments from investments
    and loans                                        149,089          198,208
  Purchases of investments and loans granted        (157,054)        (200,045)

          NET CASH  (USED) BY INVESTING ACTIVITIES    (7,965)          (1,837)


FINANCING ACTIVITIES:
  Additions to notes payable                              -             7,000
  Reductions in notes payable                         (1,900)          (3,200)
  Receipts credited to policyholders' funds            6,017           12,249
  Return of policyholders' funds                      (5,194)          (9,939)
  Dividends to shareholders                           (1,580)          (1,580)

          NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                      (2,657)           4,530

INCREASE (DECREASE) IN CASH                           (6,048)          (5,232)

CASH, BEGINNING OF YEAR                               10,533           13,451

CASH, AS OF JUNE 30                                $   4,485        $   8,219


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in satisfaction of debt     $     782        $   2,026


     See notes to consolidated condensed financial statements.


     INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                        (000 OMITTED)




                                                  Capital Stock $1 Par
                                                  (Shares and Amounts)

                                                 Voting          Nonvoting


Balance, December 31, 1993                     $    6,100       $    8,606

  Net income
  Dividends to shareholders ($.12 per share)
  Issue and (retirement) of stock                    (306)             306
  Adjustment of debt securities available for sale and equity securities to market (net of taxes)

Balance, June 30, 1994                         $    5,794        $   8,912


Balance, December 31, 1994                     $    5,725        $   8,981

  Net income
  Dividends to shareholders ($.12 per share)
  Issue and (retirement) of stock                     (20)              20
  Adjustment of debt securities available for sale and equity securities to market (net of taxes)

Balance, June 30, 1995                         $    5,705        $   9,001


    See notes to consolidated condensed financial statements.



    INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                         (000 OMITTED)


                                                                        Net
                                                                    Unrealized
                                                                    Gain (Loss)
                                                                       on Debt
                                                                     Securities
                                                                     Available
                                                                      for Sale
                                                    Addititonal      and Equity
                                                      Paid-in        Securities
                                                      Capital        net of tax


Balance, December 31, 1993                          $  6,378         $ 25,393

  Net income
  Dividends to shareholders ($.12 per share)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale and
   equity securities to market (net of taxes)                         (38,423)

Balance, June 30, 1994
                                                     $ 6,378         $(13,030)


Balance, December 31, 1994                           $ 6,378         $(31,222)

  Net income
  Dividends to shareholders ($.12 per share)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale and
   equity securities to market (net of taxes)                          50,918
Balance, June 30, 1995                               $ 6,378         $ 19,696




    See notes to consolidated condensed financial statements.




     INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                          (000 OMITTED)







                                              Retained      Treasury Stocks
                                              Earnings    Shares      Amounts


Balance, December 31, 1993                   $ 293,996    (1,542)    $(24,551)

  Net income                                     3,657
  Dividends to shareholders ($.12 per share)    (1,580)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale and equity securities to market (net of taxes)

Balance, June 30, 1994                       $ 296,073    (1,542)     $(24,551)






Balance, December 31, 1994                   $ 301,947    (1,542)    $ (24,551)

  Net income                                     7,220
  Dividends to shareholders ($.12 per share)    (1,580)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale and equity securities to market (net of taxes)

Balance, June 30, 1995                       $  307,587  (1,542)       (24,551)



    See notes to consolidated condensed financial statements.


    INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                         (000 OMITTED)
                                                                   Total

Balance, December 31, 1993                                      $ 315,922
  Net income                                                        3,657
  Dividends to shareholders ($.12 per share)                       (1,580)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale and
   equity securities to market (net of taxes)                     (38,423)

Balance, June 30, 1994                                          $ 279,576






Balance, December 31, 1994                                      $ 267,258
  Net income                                                        7,220
  Dividends to shareholders ($.12 per share)                       (1,580)
  Issue and (retirement) of stock
  Adjustment of debt securities available for sale and
   equity securities to market (net of taxes)                   $  50,918

Balance, June 30, 1995                                          $ 323,816




    See notes to consolidated condensed financial statements.



       INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


      1. In the opinion of the Company, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, the results of operations for the three months and six months ended June 30, 1995 and 1994 and cash flows for the three months and six months ended June 30, 1995 and 1994.




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

Results for both the second quarter of 1995 and the first six months of this year improved over the similar periods of 1994. Net income, which includes realized investment gains and losses, this quarter totaled $4.4 million, or $.33 per share compared with $3.6 million, or $.28 per share in the year-ago quarter.
Net income for the first half of 1995 totaled $7.2 million, or $.55 per share compared with $3.7 million, or $.28 per share in the first six months of 1994. All material lines of non-Home Service business were wound down by the end of 1994; accordingly, the amounts in the accompanying tables for 1995 periods reflect Home Service business only.

Pretax income, exclusive of realized investment gains and losses, was $6.6 million in the current quarter, an increase of $3.7 million over the second quarter of 1994. This improvement stems primarily from favorable policy benefit experience and lower administrative costs. Home Service premiums this quarter grew modestly over the comparable quarter in 1994. Property/casualty premiums rose due to product demand in this segment. Life and accident/health premiums remained level, as a moderate increase in the accident/health lines was offset by a similar decrease in the life lines. Also, during the current three months management lowered its estimate of ultimate restructuring costs that had been previously recorded in conjunction with our announced plan to exit non-Home Service lines of business. This revision added $1.1 million of pretax income in this quarter.

At the end of June, book value per share reached $24.60, an increase of $2.62 during the current quarter. Of the improvement, a gain of $2.35 is attributable to recording an increase in the market value of our debt and equity security investments. Accounting standards require the Company to record such changes directly through shareholders' equity without affecting reported earnings. As we have reported in the past, the market value of our debt securities available for sale will fluctuate with changing interest rates. The increase in market value thus far in 1995 has more than offset the decrease the Company recorded in 1994 in the rising interest rate environment.

As was previously communicated to you, at the July 12 meeting of the Board of Directors, the Board authorized management to look into various methods of maximizing shareholder value, including investigating the terms on which the Company might be combined with another company. Alex. Brown & Sons, Inc., the Company's investment banker, will act as its financial advisor. It should be emphasized that the process continues to be in a preliminary stage and that there is no assurance any transaction involving the Company will take place.

Also at the meeting, the Board of Directors declared the regular cash dividend. A dividend of 6 cents per share on voting and nonvoting common stock of the corporation is payable September 1, 1995, to shareholders of record at the close of business on August 11, 1995.



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

                            INDEPENDENT INSURANCE GROUP, INC.
                                      (Registrant)




Date: August 12, 1995 By:    Boyd E. Lyon
                             Boyd E. Lyon, Sr., Vice President,
                             Treasurer and Chief Financial Officer