Form 10-Q
period 1995-09-30
INDEPENDENT INSURANCE GROUP INC
filed 1995-11-17
CIK 319735

SECURITIES AND EXCHANGE COMMISSION
                         	WASHINGTON, D.C.	20549
                               	FORM 10-Q

           	QUARTERLY REPORT PURSUANT TO SECTION 1.3 OR 15 (d)
	                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995 Commission File No: 0-9649

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                      Outstanding at November 6, 1995

Voting Common Stock, $1.00 Par Value            5,689,215
Nonvoting Common Stock, $1.00 Par Value         7,475,285



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

Part II. Other Information


              INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                               (000 OMITTED)

                                         September 30      December 31
                                             1995             1994
ASSETS                                   ------------      -----------

Investments:
  Debt securities - available for sale   $   655,002       $   603,421
  Debt securities - held to maturity          51,055            51,048
  Equity securities                          206,608           156,596
  Mortgage loans                             141,192           143,677
  Real estate                                 13,622            17,110
  Policy loans                                35,134            33,967
  Short-term investments                      14,173            13,728
                                          ----------        ----------
        Total investments                  1,116,786         1,019,547

Cash                                           6,234            10,533

Reinsurance recoverables                       9,297            26,290

Property, furniture and equipment             43,627            45,770

Deferred policy acquisition costs            187,135           195,053

Accounts and notes receivable                  7,581             6,145

Income tax receivable                          1,357            15,790

Other assets                                  45,752            44,636
                                         -----------       -----------
         TOTAL                           $ 1,417,769       $ 1,363,764


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Policy reserves                          $   843,437       $  861,453

Policyholders' funds                         104,336          103,771

Postretirement and postemployment benefits    72,079           70,501

Other liabilities                             56,985           53,281

Notes payable                                  5,400            7,500
                                         -----------       ----------
       Total liabilities                   1,082,237        1,096,506
                                         -----------       ----------

Shareholders' equity:

  Voting common stock                         5,692            5,725
  Nonvoting common stock                      9,014            8,981
  Additional paid-in capital                  6,378            6,378
  Net unrealized gain on equity
   securities                                27,376          (31,222)
  Retained earnings                         311,623          301,947
  Treasury stock-at cost:
   Nonvoting common stock,
    (1,542 shares)                          (24,551)         (24,551)
                                        -----------      -----------
       Total shareholders' equity           335,532          267,258
                                        -----------      -----------
         TOTAL                          $ 1,417,769      $ 1,363,764
                                        ===========       ==========


See notes to consolidated condensed financial statements.





            INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (000 OMITTED EXCEPT PER SHARE AMOUNTS)


                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                     1995       1994         1995       1994
                                     ----       ----         ----       ----
Premium and other income          $ 67,266   $ 68,155      $ 203,084  $ 214,263

net investment income               17,226     17,595         51,021     51,302

Realized investment gains (losses)  (2,647)       627         (2,187)     3,263
                                  --------    -------      ---------   --------
    Total                           81,845     86,377        251,918    268,828
                                  --------    -------      ---------    -------
Benefits                            29,459     33,294         93,253    109,734

Policy reserve increase (decrease)     106     (1,353)         2,535     (6,773)

Amortization of deferred
 policy acquisition costs           5,754       9,472         24,049     35,992

Other operating expenses           39,451      40,565        115,590    120,774

Restructuring credit                    0           0         (1,100)         0
                                  -------     -------        -------    -------
    Total                          74,770      81,978        234,327    259,727
                                  -------     -------        -------    -------
Income  before income taxes         7,075       4,399         17,591      9,101
                                  -------     -------        -------    -------

Provison (credit) for income taxes:
 Current                            3,539       2,138          5,974      4,319
 Deferred                          (1,290)     (1,070)          (429)    (2,206)
                                  -------     -------       --------    -------
    Total                           2,249       1,068          5,545      2,113
                                  -------     -------       --------    -------
Net income                        $ 4,826     $ 3,331       $ 12,046    $ 6,988
                                  =======     =======       ========    =======

Per share
Net income                        $ 0.37      $ 0.25         $ 0.92      $ 0.53
                                  ======      ======         ======      ======
Dividends                         $ 0.06      $ 0.06         $ 0.18      $ 0.18
                                  ======      ======         ======      ======

Weighted average number of shares
 outstanding (in thousands)       13,165      13,165          13,165      13,165
                                  ======      ======          ======      ======


See notes to consolidated condensed financial statements.

               INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (000 OMITTED)

                                                   1995            1994
                                                   ----            ----

OPERATING ACTIVITIES:

  Net Income                                   $   12,046       $  6,988

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Change in -
        Accrued policy reserves and benefits       (8,218)      (36,722)
        Accounts receivable, unearned premiums    (10,589)       (4,933)
        Other assets and other liabilities         15,097        10,910
        Accrued and unearned investment income        457          (952)
        Liability for income taxes                 (2,200)        9,080
        Liability for restructuring charges        (2,439)       (1,802)
      Amortization of policy acquisition costs     24,049        35,992
      Deferral of policy acquisition costs        (22,611)      (28,714)
      Depreciation of property and equipment        3,244         3,405
      Purchase of property and equipment           (1,102)       (1,268)
      Net realized (gains) on investments           2,187        (3,263)
                                                 --------       -------
       NET CASH  PROVIDED (USED)
         BY OPERATING ACTIVITES                     9,921       (11,279)
                                                 --------       -------

INVESTING ACTIVITIES:
  Sales, maturities or payments from investments
    and loans                                    202,936        249,914
  Purchases of investments and loans granted    (213,251)      (245,254)
                                                --------       --------
          NET CASH (USED) BY
           INVESTING ACTIVITIES                  (10,315)         4,660
                                                --------       --------

FINANCING ACTIVITIES:

  Additions to notes payable                         -            7,000
  Reductions in notes payable                     (2,100)        (7,600)
  Receipts credited to policyholders' funds       16,894         18,064
  Return of policyholders' funds                 (16,329)       (14,497)
  Dividends to shareholders                       (2,370)        (2,370)
                                                 -------        -------
          NET CASH PROVIDED (USED)
           BY FINANCING ACTIVITIES                (3,905)           597
                                                 -------        -------

INCREASE (DECREASE) IN CASH                       (4,299)        (6,022)

CASH, BEGINNING OF YEAR                           10,533         13,451
                                                 -------        -------
CASH, AS OF SEPTEMBER 30                         $ 6,234        $ 7,429
                                                 =======        =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in satisfaction of debt   $ 3,521        $ 2,726
                                                 =======        =======

See notes to consolidated condensed financial statements.

               INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (000 OMITTED)


                                           Capital Stock $1 Par
                                           (Shares and Amounts)      Additional
                                           --------------------        Paid-in
                                             Voting   Nonvoting        Capital
                                             ------   ---------      ----------
Balance, December 31, 1993                  $ 6,100    $ 8,606        $ 6,378
  Net income
  Dividends to shareholders
   ($.18 per share)
  Issue and (retirement) of stock              (319)       319
  Adjustment of debt securities
    available for sale and
    equity securities to market
    (net of taxes)
                                            -------    -------        -------
Balance, September 30, 1994                 $ 5,781    $ 8,925        $ 6,378
                                            =======    =======        =======

Balance, December 31, 1994                  $ 5,725    $ 8,981        $ 6,378
  Net income
  Dividends to shareholders
   ($.18 per share)
  Issue and (retirement) of stock              (33)         33
  Adjustment of debt securities
   available for sale and
   equity securities to market
   (net of taxes)
                                            -------    -------        -------
Balance, September 30, 1995                 $ 5,692    $ 9,014        $ 6,378
                                            =======    =======        =======

              INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (000 OMITTED)

                                     Net Unrealized
                                     Gain (Loss) on
                                     Debt Securities
                                 Available for Sale and
                                   Equity Securities            Retained
                                       net of tax               Earnings
                                 ----------------------         --------

Balance, December 31, 1993            $  25,393                $ 293,996
  Net income                                                       6,988
  Dividends to shareholders
   ($.18 per share)                                               (2,370)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and
   equity securities to market
   (net of taxes)                       (41,823)
                                      ---------                ---------
Balance, September 30, 1994           $ (16,430)               $ 298,614
                                      =========                =========

Balance, December 31, 1994            $ (31,222)               $ 301,947
  Net income                                                      12,046
  Dividends to shareholders
   ($.18 per share)                                               (2,370)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and
   equity securities to market
   (net of taxes)                       58,598
                                      --------                 ---------
Balance, September 30, 1995           $ 27,376                 $ 311,623
                                      ========                 =========

See notes to consolidated condensed financial statements.



            INDEPENDENT INSURANCE GROUP, INC., AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (000 OMITTED)

                                       Treasury Stock
                                    ---------------------
                                    Shares        Amounts        Total
                                    ------        -------        -----
Balance, December 31, 1993          (1,542)      $ (24,551)    $ 315,922
  Net income                                                       6,988
  Dividends to shareholders
   ($.18 per share)                                               (2,370)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and
   equity securities to market
   (net of taxes)                                               (41,823)
                                    ------       ---------     ---------
Balance, September 30, 1994         (1,542)      $ (24,551)    $ 278,717
                                    ======        ========     =========

Balance, December 31, 1994          (1,542)      $ (24,551)    $ 267,258
  Net income                                                      12,046
  Dividends to shareholders
   ($.18 per share)                                               (2,370)
  Issue and (retirement) of stock
  Adjustment of debt securities
   available for sale and
   equity securities to market
   (net of taxes)                                                 58,598
                                  -------        ---------     ---------
Balance, September 30, 1995        (1,542)       $ (24,551)    $ 335,532
                                  =======        =========     =========

See notes to consolidated condensed financial statements.





   INDEPENDENT INSURANCE GROUP, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1	In the opinion of the Company, the accompanying unaudited,
consolidated, condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, the results of operations for the three months and nine months ended
September 30, 1995 and 1994 and cash flows for the three months and nine months ended September 30, 1995 and 1994.




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

Independent's net income for the third quarter of 1995 totaled $4.8 million, or $.37 per share, compared with $3.3 million, or $.25 per share in the year-ago quarter. Year-to-date net income also improved, and totaled $12.0 million, or $.92 per share in 1995, compared with $7.0 million, or $.53 per share for the first nine months of 1994. As previously reported, all products not marketed through our Home Service distribution channels were wound down by the end of 1994. Accordingly, the amounts in the accompanying tables for 1995 periods reflect Home Service operations only.

Pretax income, exclusive of realized investment gains and losses, was $9.7 million in the current quarter and was $19.8 million for the first nine months of 1995. Each of these results is an improvement over the performance in the comparable 1994 periods of $3.8 million and $5.8 million, respectively. The improvement in this quarter-to-quarter comparison stems from more favorable experience in life benefits. Also, this quarter reflects $3.6 million lower expense for punitive damage lawsuits from the year-ago quarter when we reported stepped-up activity, and reflects an adjustment which lowered the amortization of acquisition costs by $2.0 million. Partially offsetting these reductions in benefits and expenses was the increase in property/casualty claims from Hurricane Erin which made landfall in Florida during the third quarter. Pretax losses, including reinstatement premiums for catastrophe reinsurance coverage, totaled $1.6 million. Similar pretax losses are expected to be reported in the fourth quarter related to Hurricane Opal.

Including realized investment gains and losses, pretax income totaled $7.1 million in the current quarter, compared with $4.4 million in the third quarter of 1994. Realized investment gains and losses generally vary between quarters due to market conditions and investment strategies. During the current quarter, the Company realized $4.1 million of such losses on written covered call options due to their change in market value in a rising stock market environment. Next quarter these losses will be more than offset by gains generated from the sale of equity securities against which these options were written.

Also during the current quarter, book value per share grew to $25.49. The improvement thusfar in 1995 stems from the combination of net income less dividends paid, plus recording an increase in the market value of our debt and equity security investments. The change in market value on these securities is recorded in shareholders' equity in accordance with accounting standards. The market value of our debt security portfolio will fluctuate between periods due to changing interest rates. The increase in market value thusfar in 1995 has more than offset the decrease the Company experienced in 1994.

As was previously communicated, at the July 12 meeting of the Board of Directors, management was authorized to look into various methods of maximizing shareholder value, including investigating the terms on which the Company might be combined with another. On October 19, it was announced that a definitive agreement had been reached with American General Corporation pursuant to which American General will pay $362 million, or $27.50 per share, in cash and/or securities for Independent's outstanding shares. Under the terms of the agreement, all holders of voting and nonvoting common stock of Independent would be offered the elections of receiving $27.50 in cash, common stock of American General or 7% convertible preferred stock of
American General, or any combination thereof.   When considering
the elections of all shareholders in the aggregate, no more than 50% of the Independent shares may be converted into cash, and no more than 50% of the Independent shares may be converted into American General preferred stock. No limit is imposed on the number of shares of Independent common stock which may be converted into American General common stock. Proxy materials with additional information will be mailed to Independent's shareholders in advance of a special meeting of Independent's voting and nonvoting shareholders to be called to approve the transaction. The transaction is expected to be completed in January 1996, subject to shareholder and regulatory approvals.
In relation to this transaction, the Company will incur future costs for professional services plus employee severance programs.
 At this time, such costs are not reasonably estimable.

At their meeting in October, the Board of Directors declared the regular cash dividend. A dividend of 6 cents per share on voting and nonvoting common stock of the corporation is payable December 1, 1995, to shareholders of record at the close of business on November 10, 1995.


Item 6.         Exhibits and Reports on Form 8-K

(b)	There were no reports on Form 8-K filed for the three
	 months ended September 30, 1995.



	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	INDEPENDENT INSURANCE GROUP, INC.

		(Registrant)




Date:November 14, 1995 By:
		Boyd E. Lyon, Sr., Vice President,
		Treasurer and Chief Financial
		Officer